Form 10-Q
period 2024-09-30
Kairos Pharma, LTD.
filed 2024-11-14
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-42275

KAIROS PHARMA, LTD.

(Exact name of registrant as specified in its charter)

Delaware	46-2993314
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2355 Westwood Blvd., #139, Los Angeles CA 90064

(Address of principal executive offices) (Zip Code)

(310) 948-2356

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KAPA	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares issued and outstanding of the registrant’s common stock on November 14, 2024 was 12,846,785.

KAIROS PHARMA, LTD.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements.

Kairos Pharma, Ltd.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts and par value data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$3,217	$93
Vendor advances	1,515	-
Prepaid expenses and other current assets	10	8
Total Current Assets	4,742	101

Deferred offering costs	-	482
Intangible assets, net	262	382
Total Other Assets	262	864

TOTAL ASSETS	$5,004	$965

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,530	$2,401
Due to related parties	-	4
Notes payable - officers	142	-
Total Current Liabilities	1,672	2,405

Convertible notes payable, net of debt discount of $105 at December 31, 2023	-	638
Total Liabilities	1,672	3,043

COMMITMENTS AND CONTINGENCIES - NOTE 7

Shareholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 12,846,785 and 10,562,640 shares issued and outstanding, respectively;	13	11
Additional paid-in capital	11,154	4,123
Accumulated deficit	(7,835)	(6,212)
Total Shareholders’ Equity (Deficit)	3,332	(2,078)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,004	$965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	14	33	242	75
General and administrative	369	254	655	550
Total operating expenses	383	287	897	625

Loss from operations	(383)	(287)	(897)	(625)

Other expenses:
Interest expense	(12)	(15)	(35)	(39)
Financing costs	(537)	-	(537)	-
Debt discount amortization	(115)	(10)	(154)	(30)
Total other expenses	(664)	(25)	(726)	(69)

NET LOSS	$(1,047)	$(312)	$(1,623)	$(694)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.03)	$(0.15)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	10,910,227	10,334,357	10,679,776	10,334,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2024 (unaudited)	10,562,640	$11	$4,123	$(6,788)	$(2,654)

Issuance of common shares upon the closing of the initial public offering, net of offering costs	1,550,000	2	4,650	-	4,652

Issuance of common shares upon conversion of convertible notes payable and accrued interest	368,371	-	884	-	884

Issuance of common shares upon conversion of accounts payable	364,110	-	1,456	-	1,456

Issuance of common shares upon conversion of amounts due to related parties	1,664	-	7	-	7

Fair value of warrants issued in connection with convertible notes payable	-	-	29	-	29

Fair value of vested restricted stock units	-	-	5	-	5

Net loss	-	-	-	(1,047)	(1,047)

Balance, September 30, 2024 (unaudited)	12,846,785	$13	$11,154	$(7,835)	$3,332

Balance, December 31, 2023	10,562,640	$11	$4,123	$(6,212)	$(2,078)

Issuance of common shares upon the closing of the initial public offering, net of offering costs	1,550,000	2	4,650	-	4,652

Issuance of common shares upon conversion of convertible notes payable and accrued interest	368,371	-	884	-	884

Issuance of common shares upon conversion of accounts payable	364,110	-	1,456	-	1,456

Issuance of common shares upon conversion of amounts due to related parties	1,664	-	7	-	7

Fair value of warrants issued in connection with convertible notes payable	-	-	29	-	29

Fair value of vested restricted stock units	-	-	5	-	5

Net loss	-	-	-	(1,623)	(1,623)

Balance, September 30, 2024 (unaudited)	12,846,785	$13	$11,154	$(7,835)	$3,332

Balance, June 30, 2023 (unaudited)	10,334,357	$10	$3,211	$(4,782)	$(1,561)

Net loss	-	-	-	(312)	(312)

Balance, September 30, 2023 (unaudited)	10,334,357	$10	$3,211	$(5,094)	$(1,873)

Balance, December 31, 2022	10,334,357	$10	$3,211	$(4,400)	$(1,179)

Net loss	-	-	-	(694)	(694)

Balance, September 30, 2023 (unaudited)	10,334,357	$10	$3,211	$(5,094)	$(1,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,623)	$(694)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	120	120
Amortization of debt discount	154	30
Fair value of common shares issued in connection with the conversion of accounts payable	537	-
Fair value of restricted stock units	5	-
Fair value of warrants issued in connection with convertible notes payable	29	-
Changes in operating assets and liabilities:
Vendor advances	(1,515)	-
Prepaid expenses and other current assets	(2)	(17)
Accounts payable and accrued expenses	143	576
Net cash provided by (used in) operating activities	(2,152)	15

Cash Flows from Financing Activities
Proceeds from common stock issued for cash in connection with the closing of the initial public offering	5,524	-
Proceeds, net of offering costs from notes payable - officers	142	-
Payment of deferred offering costs	(390)	(353)
Net cash provided by (used in) financing activities	5,276	(353)

Net increase (decrease) in cash	3,124	(338)

Cash beginning of period	93	437
Cash end of period	$3,217	$99

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Reclassification of deferred offering costs to shareholders’ equity	$872	$-
Conversion of convertible notes payable and accrued interest to shareholders’ equity	$884	$-
Conversion of accounts payable to shareholders’ equity	$1,014	$-
Conversion of amounts due to related parties to shareholders’ equity	$4	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands, except for share amounts and per share data)

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

Kairos Pharma, Ltd. (the “Company” or “Kairos”) was incorporated on June 17, 2013 under the laws of the state of California as NanoGB13, Inc. The Company changed its name to Kairos Pharma, Ltd. on July 15, 2016 and subsequently converted into a Delaware corporation under the same name, Kairos Pharm, Ltd., on May 10, 2023. The Company is an early-stage biotechnology company focused on the development of immunotherapy and cell therapy treatments for oncology.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2023, the Company incurred a net loss of $1,812 and had a shareholders’ deficit of $2,078 as of December 31, 2023. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2024, the Company incurred a net loss of $1,623 and used cash in operations of $2,152.

During the nine months ended September 30, 2024, the Company closed its initial public offering (“IPO”) and received $5,524 of net proceeds, before deducting deferred offering costs. Due to the funds received through the IPO, as well as the conversion of convertible notes payable and certain accounts payable upon the closing of the IPO, the Company had shareholders’ equity of $3,332 at September 30, 2024. The Company now expects its cash, totaling $3,217 at September 30, 2024, to last at least 12 months from the issuance date of this filing.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future, which will primarily be accomplished by raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings and it expects to continue to rely on these sources of capital in the future until it is able to generate revenues.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Reverse Stock Split

On May 10, 2023, the Company effected a 1-for-2.5 reverse stock split of its common stock. The par value and the authorized shares of the Company’s common stock were not adjusted as a result of the reverse stock split. The accompanying condensed consolidated financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Reincorporation

The Company’s Certificate of Incorporation, as filed with the State of Delaware on May 10, 2023, following the Company’s conversion from a California corporation into a Delaware corporation, authorizes the Company to issue up to 120,000,000 shares, consisting of 100,000,000 shares of common stock, par value of $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. The accompanying condensed consolidated financial statements and notes to the financial statements give retroactive effect to the reincorporation for all periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Enviro Therapeutics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying condensed consolidated financial statements include the valuation allowance on deferred tax assets and impairment analysis and useful life for intangible assets.

Cash

For the purpose of the statement of cash flows, cash includes currency on hand with banks and financial institutions.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash deposits. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro Therapeutics, Inc. during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during the nine months ended September 30, 2024 and 2023 was $120, respectively, with an unamortized balance of $382 and $262 at December 31, 2023 and September 30, 2024, respectively.

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets. A long-lived asset that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable regardless of whether such carrying amount is zero or negative. If the estimated undiscounted future cash flows are less than the carrying value, an impairment determination is required. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. No impairment was recorded relating to the Company’s intangible asset during the nine months ended September 30, 2024 and 2023.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. When options or warrants are outstanding, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and funds obtained thereby are assumed to be used to purchase common stock at the average market price during the period. For the nine months ended September 30, 2023 and 2024, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2024 and 2023, the potentially dilutive securities consisted of 278,188 and 150,000 shares of common stock issuable upon exercise of outstanding common stock purchase warrants, respectively, and 80,000 shares issuable upon vesting of unvested restricted stock units (“RSUs”) as of September 30, 2024.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Statement of Operations. As of December 31, 2023 and September 30, 2024, the Company had incurred $482 and $872 of deferred offering costs, respectively, related to the Company’s IPO.

During the nine months ended September 30, 2024, a total of $872 of deferred offering costs were recorded against the net proceeds received from the IPO.

Fair Value Measurements

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying amounts of the Company’s convertible notes payable and notes payable from officers approximate their fair values as the interest rates of the notes are based on prevailing market rates.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a 100% valuation allowance against its deferred tax assets as of December 31, 2023 and September 30, 2024.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred and are included in General and administrative expenses on the accompanying condensed consolidated Statements of Operations. Patent expenses were $123 and $130 during the nine months ended September 30, 2024 and 2023.

Research and Development Costs

The Company expenses its research and development costs as incurred. Research and developments costs for the nine months ended September 30, 2024 and 2023 were $242 and $75, respectively.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company was a private company until the completion of its IPO on September 17, 2024. The Company estimates the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

The fair value of each stock option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the biotechnology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options or warrants. The expected term of stock options or warrants granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 beginning January 1, 2024. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ADVANCES FROM RELATED PARTIES

During the year ended December 31, 2021, shareholders of the Company, and a company whose principal stockholder is also a stockholder of the Company, advanced the Company $14, all of which remained outstanding at December 31, 2021. The advances accrue no interest, are unsecured and are due on demand. As of December 31, 2021, $14 was owed on the advances. During the year ended December 31, 2022, the Company repaid $10 of the advances, and as of December 31, 2023 and September 17, 2024, a total of $4 was outstanding.

During the three months ended September 30, 2024, the officers agreed to automatically convert the principal into shares of the Company’s common stock upon the closing of the IPO transaction. Upon the closing of the IPO, all of the principal automatically converted into 1,664 shares of the Company’s common stock based on the conversion price of $2.40, which was 60% of the IPO closing price of $4.00. As of September 30, 2024, no principal or interest was due on the notes.

As the officers received 666 additional shares based on the 40% discounted price, the fair value of those shares, $3, was recorded as a financing cost during the three and nine months ended September 30, 2024.

NOTE 4 –NOTES AND ACCOUNTS PAYABLE - OFFICERS

During the nine months ended September 30, 2024, the Company entered into note payable agreements with three of its officers in the aggregate total of $142. The notes accrue interest at 7.5% per annum, are unsecured and are due one year from the date of issuance. During the nine months ended September 30, 2024, the notes accrued interest of $3 and as of September 30, 2024, $142 of principal was outstanding on the notes and $3 of accrued and unpaid interest.

Subsequent to September 30, 2024, the notes were repaid and 36,269 shares of the Company’s common stock was issued to the officers (see Note 8).

During the three months ended September 30, 2024, the Company entered into an agreement with Douglas Samuelson, the Company’s Chief Financial Officer, under which Mr. Samuelson agreed to convert $172 of the total accounts payable due to him into 51,610 shares of the Company’s common stock with such conversion to occur upon the closing of the Company’s IPO. The conversion price of the shares was equal to 83% of the IPO price. Upon the closing of the IPO, the shares were issued to Mr. Samuelson and the debt was forgiven. The fair value of the shares was $206. The Company recorded the difference between the fair value of the shares and the debt forgiven as a financing cost of $34, which was recorded during the three and nine months ended September 30, 2024. No amounts were owed to Mr. Samuelson as of September 30, 2024.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2022, the Company entered into several convertible note payable agreements with certain investors totaling $675. The notes accrue interest at 6% per annum, are unsecured and are due by April 2025. If the Company does not close an IPO transaction within 12 months of the date of the note, the Company will have the choice of paying off the principal plus all accrued and unpaid interest, or the note’s principal balance will increase to 110% of its original balance. The notes are convertible at the option of the noteholders into shares of the Company’s common stock at a price per share as defined in the agreement or will automatically be converted into shares of the Company’s common stock at 60% of the IPO price per share upon the closing of an IPO transaction. The net proceeds to the Company relating to the convertible notes, was $564. As of December 31, 2022, $675 of principal was outstanding on the notes, in addition to $17 of accrued and unpaid interest.

During the year ended December 31, 2023, no principal or interest payments were made on the notes and the notes accrued interest of $43. As the Company did not close its IPO transaction within 12 months of the date of the notes, the notes’ principal balance increased to 110% of their original balance, or an increase of $68. As of December 31, 2023, $743 of principal was outstanding on the notes and $60 of accrued and unpaid interest.

The Company accounted for the $68 increase in the principal balance as a debt discount. During the year ended December 31, 2023, the Company amortized $16 of debt discount, leaving an unamortized balance of $52 at December 31, 2023. Also, in connection with the convertible note agreements, the Company incurred debt issuance costs of $111, which the Company recorded as a debt discount during the year ended December 31, 2022. During the year ended December 31, 2022, the Company amortized $18 of debt discount, leaving an unamortized balance of $93 at December 31, 2022. During the year ended December 31, 2023, the Company amortized $40 of debt discount, leaving an unamortized balance of $53 at December 31, 2023.

As of December 31, 2023, there was a total unamortized balance of $105. During the nine months ended September 30, 2024, as the Company did not close its IPO transaction within 12 months of the date of the notes, a portion of the notes’ principal balance increased to 110% of their original balance, or an increase of $49. The Company accounted for the $49 increase in the principal balance as a debt discount, leaving an unamortized balance of $154 at September 17, 2024. As of September 17, 2024, $792 of principal was outstanding on the notes and $92 of accrued and unpaid interest.

Upon closing of the Company’s IPO, the principal amount of $792, plus the accrued and unpaid interest of $92, automatically converted into 368,371 shares of the Company’s common stock based on the principal and accrued interest due as of September 30, 2024. Also, the unamortized balance of the debt discount of $154 was amortized during the period, leaving no unamortized balance at September 30, 2024. No principal or interest was owed on the notes as of September 30, 2024.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock

Authorized Shares

The Company’s Certificate of Incorporation, as filed with the State of Delaware on May 10, 2023, following the Company’s conversion from a California corporation into a Delaware corporation, authorizes the Company to issue up to 120,000,000 shares, consisting of 100,000,000 shares of common stock, par value of $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the board of directors out of funds legally available and share pro rata in any distributions with shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2024 and December 31, 2023 there were 12,846,785 and 10,562,640 shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding, respectively.

Common Stock Issued for Cash Upon Closing of the Company’s IPO

On September 16, 2024, the Company completed its IPO of its common stock in which the Company issued and sold 1,550,000 shares of its common stock at a public offering price of $4.00 per share. The total gross proceeds of the IPO were $6,200 and the Company raised $5,524 in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. The underwriters were granted a 45-day option to purchase up to an additional 232,500 shares of common stock from the Company.

On September 17, 2024, pursuant to the underwriting agreement, the Company issued two common stock purchase warrants to the underwriters, each for the purchase of 54,250 shares of common stock, at an exercise price of 120% of the IPO price (or $4.80 per share), subject to adjustments. The warrants will be exercisable during the period commencing on March 16, 2025 and ending on September 17, 2029 and may be exercised on a cashless basis under certain circumstances.

Conversion of Accounts Payable

During the three months ended September 30, 2024, the Company entered into an agreement with Cedars-Sinai Medical Center (“Cedars”) under which Cedars agreed to convert $750 of the total accounts payable due to them into 312,500 shares of the Company’s common stock with such conversion to occur upon the closing of the Company’s IPO. The conversion price of the shares will be equal to 60% of the per share IPO price. Upon the closing of the IPO, the shares were issued to Cedars and the debt was forgiven. The fair value of the shares was $1,250. The Company recorded the difference between the fair value of the shares and the debt forgiven as a financing cost of $500, which was recorded during the three months ended September 30, 2024.

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 1,650,000 shares of common stock were initially reserved for issuance under the 2023 Plan. No shares were issued under the 2023 Plan as of December 31, 2023 and there were a total of 80,000 RSUs issued, subject to vesting, under the 2023 Plan as of September 30, 2024. As of September 30, 2024, 1,570,000 shares were available for grant under the 2023 Plan.

Grant of RSUs

The following table summarizes restricted common stock activity during the nine months ended September 30, 2024:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	—	$—	$—
Granted	80,000	174	2.18
Vested	—	(5)	(1.90)
Forfeited	—	—	—
Non-vested, September 30, 2024	80,000	$169	$2.18

On September 23, 2024, the Company entered into a strategic advisory agreement (the “Strategic Advisory Agreement”) with Belair Capital Advisors Inc. (“BCA”). During the one-year term of the Strategic Advisory Agreement, in exchange for its services, the Company issued BCA 50,000 RSUs, which will vest at the end of six months following the date of issuance. The fair value of the shares on the date of grant was $100. None of these shares vested during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, stock compensation of $4 was recorded for the fair value vesting of restricted common stock.

Upon the closing of the Company’s IPO, the Company entered into director agreements with each of its three independent directors. Such agreements provide for annual cash compensation of $50,000, payable in quarterly installments in arrears, plus an additional $10,000 cash compensation for the chair of the audit committee. In addition, the Company’s policy provides that, upon initial election or appointment to our board of directors, each new non-employee director will be granted a one-time grant, or Director Initial Grant, of 10,000 RSUs that will vest in substantially equal annual installments over a period of three years. The Director Initial Grant is subject to full acceleration vesting upon the sale of the Company, in accordance with the terms of our 2023 Plan. The 30,000 RSUs were granted effective on the IPO closing date. The fair value of the shares on the date of grant was $74. None of these shares vested during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, stock compensation of $1 was recorded for the fair value vesting of restricted common stock.

During the three and nine months ended September 30, 2024, total stock compensation of $5 was recorded for the fair value vesting of restricted common stock and as of September 30, 2024, $169 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for nine months ended September 30, 2024:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2023	150,000	$4.17	$4.17
Granted	128,188	2.40 – 4.80	4.43
Cancelled	–	–	–
Exercised	–	–	–
Forfeited/Expired	–	–	–
Balance, September 30, 2024	278,188	$2.40 – 4.80	$4.29
Vested and exercisable, September 30, 2024	169,688	$2.40 – 4.17	$3.96

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.40	19.688	5.00	$2.40	19,688	5.00	$2.40
4.17 - 4.80	258,500	2.39	4.43	150,000	0.50	4.17
$2.40–4.80	278,188	2.57	$4.29	169,688	1.02	$3.96

On September 17, 2024, upon the closing of the IPO, the Company issued two stock warrants to the participating underwriters, each for the purchase of 54,250 shares of common stock, at an exercise price of 120% of the IPO price (or $4.80 per share), subject to adjustment. The warrants will be exercisable during the period commencing on March 16, 2025 and ending on September 16, 2029 and may be exercised on a cashless basis under certain circumstances.

On September 17, 2024, upon the closing of the IPO, the Company issued a stock warrant to the underwriters for the purchase of 19,688 shares of common stock at an exercise price of $2.40 per share. The warrant vested upon grant. The warrant was issued to the underwriters as they were the placement agents for the convertible notes payable (see Note 5). The Company valued the warrant using a Black-Scholes pricing model with the following weighted average assumptions: fair value of our stock price of $2.46 per share, the expected term of 2.5 years, volatility of 100%, dividend rate of 0%, and risk-free interest rate of 3.49%. The fair value of the warrant of $29 was recorded to General and administrative expense during the three and nine months ended September 30, 2024. The warrant expires five years from the date of grant.

During the year ended December 31, 2022, the Company entered into a convertible note payable agreement with an individual in the amount of $250. In connection with that agreement, the Company granted a warrant to the lender to purchase up to 150,000 shares of the Company’s common stock with an exercise price of $4.17 per share. The warrant expires in March 2025.

There was no intrinsic value for warrant shares outstanding as of September 30, 2024.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Kairos Agreement with Prevail Infoworks, Inc.

In August 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company must make an advance payment of $900 to Prevail before they begin their services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the advance payment to Prevail in October 2024 (see Note 8).

Kairos Agreement with PreCheck Health Services, Inc.

On September 20, 2024, the Company entered into a bioassay services agreement (the “Bioassay Services Agreement”) with PreCheck Health Services, Inc., a Florida-based corporation (“PreCheck”). Pursuant to the Bioassay Services Agreement, PreCheck will provide certain biomarker screening services for the Company’s ongoing carotuximab (ENV105) clinical trials in order to assist the Company in identifying lung and prostate cancer patients suitable to the Company’s ongoing Phase 1 clinical trials for lung cancer patients and Phase 2 trials for patients with castrate resistant prostate cancer. In order to identify biomarkers for patient screening and therapy monitoring using carotuximab (ENV105), PreCheck will utilize its SolidTumorCheck+ platform for the somatic gene expression analysis of biopsy tissue samples derived from patients with lung and prostate cancer, as part of the Company’s ongoing clinical trials. In furtherance of these efforts, PreCheck will develop a companion diagnostic to support its identification of such patients with a three gene PCR analysis or other genetic analysis, which diagnostic test will then be developed and submitted to the Food and Drug Administration (“FDA”) for castrate-resistant prostate cancer patients and for lung cancer patients on Tagrisso. In exchange for PreCheck’s services, and according to the terms of the Bioassay Services Agreement, the Company paid $900 to PreCheck as an advance for the future laboratory services to be performed. The payment of $900 is included in vendor advances on the accompanying balance sheet as of September 30, 2024. The term of the agreement is one year from the effective date.

Kairos Agreement with CEO.CA Technologies Ltd.

On September 23, 2024, the Company entered into an advisory and consulting services agreement (the “CEO.CA Agreement”) with CEO.CA Technologies Ltd., a Canadian company (“CEO.CA”), pursuant to which CEO.CA will provide certain internet-based financial information and communications services for a period of one year for a services fee of $250. The service fee is an advance on future services to be performed. The CEO.CA Agreement includes such services as strategic news placement, news releases, interviews, monthly analytics and a video launch. The CEO.CA Agreement contains other customary clauses, including representations and warranties, indemnification clauses and governing law clauses. The payment of $250 is included in vendor advances on the accompanying balance sheet as of September 30, 2024.

Kairos Agreement with Belair Capital Advisors Inc.

On September 23, 2024, the Company entered into a strategic advisory agreement (the “Strategic Advisory Agreement”) with Belair Capital Advisors Inc. (“BCA”). BCA, a venture capital and corporate finance advisory firm, has been a long-term investor and advisor to the Company and frequently works with early-stage pharmaceutical companies. The strategic advisory services consist of corporate strategy, market positioning and long-term growth plans within the pharmaceutical sector, digital marketing and engagement, market research analysis and business development assistance, among other things. During the one-year term of the Strategic Advisory Agreement, in exchange for its services, the Company will pay BCA a $365 fee and will issue BCA 50,000 RSUs, which will vest at the end of six months following the date of issuance. The payment of $365 is included in vendor advances on the accompanying balance sheet as of September 30, 2024.

The Company valued the 50,000 shares of common stock at $100 based on the Company’s closing stock price on the effective date of the agreement. The fair value will be amortized over the one-year term of the agreement (see Note 6). During the three and nine months ended September 30, 2024, a total of $4 was recorded for the fair value of the RSU’s that vested during the period.

Kairos Exclusive License Agreements with Cedars-Sinai Medical Center (Cedars)

The Company has entered into four Exclusive License Agreements with Cedars which grants the Company licensing rights with respect to certain patent rights owned by Cedars as follows:

1.	Methods of use of compounds that bind to RelA of NFkB;
2.	Composition and methods for treating fibrosis;
3.	Compositions and methods for treating cancer and autoimmune diseases; and
4.	Method of generating activated T cells for cancer therapy.

For each of the exclusive license agreement in items 1, 2 and 3, the Company was required to pay an initial license fee of $5, reimburse Cedars for patent protection costs ranging from approximately $9 to $61, pay an annual maintenance fee of $10, and pay royalties based on 3.75% of net sales and pay other non-royalty sublicense fees ranging from 5% to 35% of sales of products. In addition, for items 1, 2 and 3, the Company is required to pay Cedars based on the following milestones:

●	$150 upon the successful completing of Phase I clinical trial;
●	$250 (for items 1 and 2) and $500,000 (for item 3) upon the successful completing of Phase II clinical trial for a product and receipt of FDA) approval for a Phase III clinical trial;
●	$1,500 upon receipt of FDA approval of a new drug application or equivalent foreign regulatory approval in a non-United States major commercial market; and
●	$250 upon cumulative net sales exceeding $5,000.

For the exclusive license agreement listed in item 4, the Company is required to pay an initial license fee of $50 upon raising $500 in capital, pay an annual maintenance fee of $10, pay royalties based on 4.25% of patent product sales and 0.5% of other sales and pay other non-royalty sublicense fees ranging from 5% to 35%. In addition, the Company is required to pay Cedars based on the following milestones:

●	$150 upon the successful completing of Phase I clinical trial;
●	$250 upon the successful completing of Phase II clinical trial and receipt of FDA or equivalent regulatory agency in another jurisdiction approval for a Phase III clinical trial;
●	$1,500 upon receipt of FDA approval of a new drug application; and
●	$2,500 upon cumulative net sales exceeding $50,000.

Enviro Therapeutics

On June 2, 2021, the Company’s wholly owned subsidiary, Enviro Therapeutics, Inc. (Enviro), entered into two Exclusive License Agreements with Cedars, which granted Enviro exclusive licensing rights (which include the right to sublicense) with respect to certain patent rights owned by Cedars, as follows:

●	an Exclusive License Agreement (the “Enviro-Cedars License Agreement (Mitochondrial DNA)”) for Enviro to develop, manufacture, use and sell products utilized or derived from patent rights worldwide related to the “Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial DNA from Circulation and for Detection of Mitochondrial DNA” invented by Dr. Neil Bhowmick and others; and

●	an Exclusive License Agreement, (the “Enviro-Cedars License Agreement (Endoglin Antagonism)” and, collectively with the Enviro-Cedars License Agreement (Mitochondrial DNA), the “Enviro-Cedars License Agreements”) for Enviro to develop, manufacture, use and sell products utilized or derived from the patent rights and technical information worldwide related to the “Sensitization of Tumors to Therapies Through Endoglin Antagonism” invented by Dr. Neil Bhowmick and others.

In exchange for each of the licenses, Enviro is required to pay an upfront license fee in the mid four-figures and low-five figures, respectively. Enviro is also required to reimburse Cedars for the costs in the mid-to-high six figures incurred in the prosecution of the patent rights subject to the Enviro-Cedars License Agreements prior to the date of execution of such agreements, and certain costs and fees then outstanding aggregating in the low-six figures owed by Kairos pursuant to the Kairos-Cedars License Agreements. Pursuant to the Enviro-Cedars License Agreements, Cedars shall also receive royalty payments of a mid-single-digit percentage of net sales of products associated with the licensed patent right and less than one percent of net sales of other products derived from Cedars’ technical information, with a minimum annual royalty fee in the low five-digits due beginning on the third anniversary of the effective date of the Enviro-Cedars License Agreements. To the extent Enviro derives non-royalty sublicensing revenues, a high single-digit to low double-digit percentage of such revenues would be due and payable to Cedars, with the actual percentage of such revenues dependent on the stage of FDA authorization at the time the sublicense revenue is generated.

Enviro is also required to pay Cedars in connection with achieving the following Payment Milestones relating to products derived from the patent rights: successful completion of a Phase I clinical trial; successful completion of a Phase II clinical trial, receipt of FDA approval, and approval for a Phase III clinical trial; FDA approval of an NDA or BLA; cumulative net sales exceeding $50,000; and cumulative net sales exceeding $100,000. If all of these payment milestones are met among both of the Enviro-Cedars License Agreements, the required milestone payments would total in the mid-to-high seven-figures.

Pursuant to the Enviro-Cedars License Agreements, Enviro is obligated to meet the following Commercialization Milestones. Pursuant to the Enviro-Cedars License Agreement (Endoglin Antagonism), Enviro is obligated to (1) obtain an IND for a patent product within 1 year of the effective date of the agreement, (2) commence a Phase II trial within 2 years of the effective date of the agreement, and (3) submit an NDA or BLA to the FDA or equivalent regulatory agency in another jurisdiction within 7 years of the effective date of the agreement. Pursuant to the Enviro-Cedars License Agreement (Mitochondrial DNA), Enviro is obligated to (1) complete preclinical studies of a patent product within 2 years of the effective date of the agreement, (2) complete toxicology studies within 2.5 years of the effective date of the agreement, (3) obtain IND within 3 years of the effective date of the agreement, (4) begin a Phase I trial within 4 years of the effective date of the agreement, and (5) submit an NDA or BLA to the FDA or equivalent regulatory agency in another jurisdiction within 7 years of the effective date of the agreement. If the Commercialization Milestones are not met or extended, Cedars may convert the exclusive licenses into non-exclusive licenses or to a co-exclusive licenses or terminate the licenses.

The Enviro-Cedars License Agreements will, unless sooner terminated, continue in effect on a country-by-country basis until the last of the patents covering the patent rights or future patent rights expires. Under the terms of the Enviro-Cedars License Agreements, unless waived by Cedars, the agreements would automatically terminate: (a) if Enviro ceases, dissolves or winds up its business operations; (b) if performance by either party jeopardizes the licensure, accreditation or tax exempt status of Cedars or the agreement is deemed illegal by a governmental body; (c) within 30 days for non-payment of royalties or if Enviro fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights; (d) within 60 days of Cedars’ failure to cure any breach or default of a material obligation under the agreements; (e) within 90 days of Enviro’s failure to cure any breach or default of a material obligation under the agreements; or (f) upon mutual written agreement of the parties.

On March 7, 2024, the Company and Enviro entered into a conversion agreement with Cedars pursuant to which Cedars agreed to convert $750 of the $948 owed to it, at a conversion rate of $2.40 per share, or 60% of the IPO price. As a result, the Company issued a total of 312,500 shares of common stock to Cedars.

License Agreement with Tracon Pharmaceutical, Inc.

On May 21, 2021, Enviro entered into a License Agreement with Tracon Pharmaceutical, Inc. (“Tracon”). Pursuant to the Tracon License Agreement, Tracon granted Enviro access to inactive IND filings for “TRC105” in the United States; ownership of “TRC105” stored vials of drug product manufactured to GMP standards stored at Fisher Clinical or their designee; and assignment of Tracon’s patent rights to its “CD105 technologies” (all as defined or described in the Tracon License Agreement).

Pursuant to the Tracon License Agreement, Enviro paid Tracon an upfront fee of $100, and will pay Tracon an additional $500 upon its or its successor’s completion of one or more financings through the sale of equity (or debt convertible to equity) in an amount of $10,000, and an additional $500 within 10 days of its or its successor’s completion of one or more financings through the sale of equity (or debt convertible into equity) in an amount of $22,000 (the payment of the $100 and the two payments of $500 are referred to in the aggregate as the “Cash Consideration”). In addition, Enviro will pay Tracon a royalty of 3% of net sales on a country-by-country basis of the products subject to the Tracon License Agreement, and non-royalty payments of 3% of sublicensing fees.

Enviro issued Tracon equity ownership in Enviro equal to a number of shares of restricted common stock of Enviro equal to seven percent (7%) on a fully-diluted and converted basis of all common and preferred shares of Enviro (the “Tracon-Enviro Equity”). In connection with the Enviro-Kairos Share Exchange, the parties agreed that Tracon would receive, in exchange for its Enviro common stock, 420,000 restricted shares of Kairos Common Stock (which is equal to 1.41229% of the issued and outstanding shares of Kairos on a fully-diluted and converted basis) as the Tracon-Enviro Equity. Until such time as Tracon has received all of the Cash Consideration (as defined in the Tracon License Agreement), Enviro or its successor in interest, will issue to Tracon, without further consideration, any additional shares of common stock of Enviro, or such successor in interest, necessary so that Tracon maintains ownership of shares of Enviro, or such successor in interest, equal to the Tracon-Enviro Equity on a fully-diluted and converted basis of all stock in Enviro (or its successor). Notwithstanding the foregoing, if Tracon receives the full Cash Consideration within six (6) months of the effective date of the Tracon License Agreement, then Tracon will automatically return to Enviro (or any successor entity, if applicable) a number of restricted shares of the common stock of Enviro (or its successor) such that upon such return of shares Tracon will possess an amount of shares in Enviro (or its successor) equal to two percent (2%) on a fully-diluted and converted basis relative to the other Enviro shareholders who exchanged their shares in the Enviro-Kairos Share Exchange. The returned portion of the Tracon-Enviro Equity will automatically be terminated, cancelled and of no further force and effect.

Agreement with former Chief Financial Officer

The Company has an agreement with its former Chief Financial Officer that requires the Company to pay $50 upon the completion of raising more than $850 in debt or equity financing. No amount was owed at December 31, 2023 and $50 was owed as of September 30, 2024 and is included in Accounts payable and accrued expenses as of that date.

NOTE 8 – SUBSEQUENT EVENTS

Notes Payable from Officers

As of September 30, 2024, the Company owed $142 of principal and $3 of accrued and unpaid interest on its notes payable agreements with three of its officers. In October 2024, the notes and accrued interest were repaid. In connection with the agreements, the Company issued 36,269 shares of its common stock to the officers. The value of the shares was $48 on the date of grant.

Kairos Agreement with Prevail

In August 2024, the Company entered into a master service and technology agreement with Prevail pursuant to which Prevail agreed to provide certain clinical research services to the Company (see Note 7). As part of the agreement, the Company must make an advance payment of $900 to Prevail before they begin their services. The Company made the advance payment to Prevail in October 2024.

Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200,000 in cash and agreed to issue to the Advisor restricted shares of the Company’s common stock, issuable under the Company’s 2023 Plan, in an amount equal to $500,000 (the “Shares”), which Shares shall vest at the end of six months after issuance. The term of the Consulting Agreement is 24 months and can be extended for another 12 months upon the written consent of both parties. The Company made the $200 payment in October 2024.

Settlement Agreement

On October 17, 2024, the Company entered into a Settlement Agreement with the Company’s former legal counsel. In connection with the agreement, the law firm agreed to settle the amount the Company owed them, which totaled $773, in exchange for a payment of $150. In October 2024, the Company made the $150 payment to the law firm. As of the date of this filing, no amounts were owed to the law firm.

Common Share Issuances

On October 4, the Company’s board of directors approved the grant of 32,071 shares of its common stock to the Company’s CFO.

Employment Agreements

On November 11, 2024, the Company entered into an agreement with each of its four executive officers under which each agreed to delay receipt of compensation under their agreements from the IPO effective date to January 1, 2025.

Agreement with Helena Global Investment Opportunities

On November 12, 2024, the Company entered into an agreement with Helena Global Investment Opportunities I LTD (“Helena”) pursuant to which the Company will have the right to issue and sell to the Helena, from time to time, and Helena shall purchase from the Company, up to $30,000 of the Company’s shares of common stock (the “Equity Line of Credit”). The Equity Line of Credit will become available to the Company at such time as it files a registration statement on Form S-1 registering the shares issuable under the Equity Line of Credit. In exchange for the Equity Line of Credit, the Company is obligated to issue Helena a certain number of shares of common stock, calculated using $900 divided by the lowest one-day VWAP during the five trading days prior to entry into the agreement. The Company has agreed to register such shares for resale pursuant to a registration statement on Form S-1.

Conversion of Accounts Payable

On November 13, 2024, the Company entered into an agreement with Cedars-Sinai Medical Center (“Cedars”) under which Cedars agreed to convert $200 of the total accounts payable due to them into shares of the Company’s common stock with such conversion to occur upon the execution of the agreement. The conversion price of the shares will be equal to 60% of the Company’s closing stock price on the date of the agreement. In conjunction with the conversion agreement, the Company and Enviro also entered into amendments to its licensing agreements with Cedars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except for share amounts and per share data)

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2023, included in our prospectus dated September 16, 2024 (File Number: 333-274805)(the “Prospectus”).

Special Note Regarding Forward-Looking Statements

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, along with the risks identified in the Prospectus under the title “Risk Factors” and in our other filings with the Securities Exchange Commission (the “SEC”).

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. Statements made herein are as of the date of the filing of this Quarterly Report with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company advancing therapeutics for cancer patients that are designed to overcome key hurdles in immune suppression and drug resistance.

Our mission is to advance our portfolio of innovative therapeutics to reverse key mechanisms of therapeutic resistance and immune suppression and transform the way cancer is treated. We have leveraged molecular insights of the mechanisms of therapeutic resistance and immune suppression to develop a new class of novel drugs that we expect will target drug resistance and checkpoints of immune suppression. As of the date of this Quarterly Report, our product candidates have not been approved as safe or effective by the Food and Drug Administration (“FDA”) or any other comparable foreign regulator.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical and clinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales.

Since inception, we have incurred significant operating losses. Our net losses were $1,623 and $1,812 for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $7,835. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we will likely incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.

The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2022 and 2023 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. See Note 1 to our annual financial statements appearing at the Prospectus for additional information on our assessment.

At September 30, 2024, the Company had cash on hand in the amount of $3,217. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings and it expects to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our unaudited financial statements appearing elsewhere in this Quartey Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expenses relating to these costs. As of December 31, 2023, and September 30, 2024, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company was a private company until the completion of its IPO on September 17, 2024. The Company estimates the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options or warrants at each valuation date, as applicable.

The fair value of each stock option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the biotechnology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

During the years ended December 31, 2022 and 2023, and the nine months ended September 30, 2024, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 2 to our unaudited financial statements appearing elsewhere in this Quartey Report.

Emerging Growth Company Status

As an “emerging growth company,” the Jumpstart Our Business Startups Act of 2012 permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Components of Results of Operations

Net Sales

We have not generated any sales to date. There was no revenue recorded from any sources during the year ended December 31, 2023, and the nine months ended September 30, 2024.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Dr. Ramachandran Murali is our Vice President of Research and Development. Dr. Murali is a doctor and scientist at Cedars-Sinai Medical Center, and is the inventor, with others, of three of the patent technologies that are subject to the Kairos-Cedars license agreements.

We are engaged in rolling out Phase 1 and Phase 2 clinical trials for ENV-105 and a Phase 1 trial for KROS-201. In addition, we are continuously performing preclinical research including animal models of disease, medicinal chemistry laboratory studies, formulation, and toxicology and biodistribution studies. Our clinical development costs may vary significantly based on factors such as: per patient trial costs; the number of trials required for approval; the number of sites included in the trials; the location where the trials are conducted; the length of time required to enroll eligible patients; the number of patients that participate in the trials; the number of doses that patients receive; the drop-out or discontinuation rates of patients; potential additional safety monitoring requested by regulatory agencies; the duration of patient participation in the trials and follow-up; the cost and timing of manufacturing our product candidates; the phase of development of our product candidates; and the efficacy and safety profile of our product candidates.

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following: the timing and progress of nonclinical and clinical development activities; the number and scope of nonclinical and clinical programs we decide to pursue; raising necessary additional funds; the progress of the development efforts of parties with whom we may enter into collaboration arrangements; our ability to maintain our current development program and to establish new ones; our ability to establish new licensing or collaboration arrangements; the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority; the receipt and related terms of regulatory approvals from applicable regulatory authorities; the availability of drug substance and drug product for use in production of our product candidate; establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved; our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally; our ability to protect our rights in our intellectual property portfolio; the commercialization of our product candidates, if and when approved; obtaining and maintaining third-party insurance coverage and adequate reimbursement; the acceptance of our product candidate, if approved, by patients, the medical community and third-party payors; competition with other products; the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis; and a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, as well as administrative functions. General and administrative expenses also include legal fees relating to patent, corporate, IPO-related matters, and reporting matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; marketing expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our business operations. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses associated with being a public company.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands), respectively:

Operating Expenses:	September 30, 2024	September 30, 2023
Research and development	$14	$33
General and administrative	369	254
Total operating expenses	383	287

Loss from operations	(383)	(287)
Other expenses:
Interest expense	(12)	(15)
Financing costs	(537)	-
Debt discount amortization	(115)	(10)
Total other expenses	(664)	(25)
Net loss	$(1,047)	$(312)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands), respectively:

Research and Development Expenses:	September 30, 2024	September 30, 2023
Clinical and related expenses	$14	$33
Total research and development expenses	$14	$33

Research and development expenses were $14 and $33 for the three months ended September 30, 2024 and 2023, respectively. There were no significant changes between periods.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands), respectively:

General and Administrative Expenses:	September 30, 2024	September 30, 2023
Patent related expenses	$114	$109
Stock compensation	34	-
Accounting fees	30	47
Other professional fees	93	11
Fees relating to license agreements	29	30
Insurance expense	12	5
Amortization expense	40	40
Other expenses	17	12
Total general and administrative expenses	$369	$254

General and administrative expenses were $369 and $254 for the three months ended September 30, 2024 and 2023, respectively. There were no significant changes between periods.

Other Expenses

Other expenses were $664 and $25 for the three months ended September 30, 2024 and 2023, respectively. The increase in 2024 was due to financing costs recorded during 2024 of $537 and the increase in debt discount amortization in 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands), respectively:

Operating Expenses:	September 30, 2024	September 30, 2023
Research and development	$242	$75
General and administrative	655	550
Total operating expenses	897	625

Loss from operations	(897)	(625)
Other expenses:
Interest expense	(35)	(39)
Financing costs	(537)	-
Debt discount amortization	(154)	(30)
Total other expenses	(726)	(69)
Net loss	$(1,623)	$(694)

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands), respectively:

Research and Development Expenses:	September 30, 2024	September 30, 2023
Clinical and related expenses	$242	$75
Total research and development expenses	$242	$75

Research and development expenses were $242 and $75 for the nine months ended September 30, 2024 and 2023, respectively. The increase in 2024 primarily resulted from expenses relating to the beginning of our Phase 2 clinical trial for our lead product candidate ENV 105.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands), respectively:

General and Administrative Expenses:	September 30, 2024	September 30, 2023
Patent related expenses	$123	$130
Legal fees	2	-
Stock compensation	34	-
Accounting fees	102	145
Other professional fees	125	33
Fees relating to license agreements	93	88
Insurance expense	33	11
Amortization expense	120	120
Other expenses	23	23
Total general and administrative expenses	$655	$550

General and administrative expenses were $655 and $550 for the nine months ended September 30, 2024 and 2023, respectively. There were no significant changes between periods.

Other Expenses

Other expenses were $726 and $69 for the nine months ended September 30, 2024 and 2023, respectively. The increase in 2024 was due to financing costs recorded during 2024 of $537 and the increase in debt discount amortization in 2024.

Liquidity and Capital Resources

During the year ended December 31, 2023, the Company incurred a net loss of $1,812 and had a shareholders’ deficit of $2,078 as of December 31, 2023. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2024, the Company incurred a net loss of $1,623 and used cash in operations of $2,152.

During the nine months ended September 30, 2024, the Company closed its initial public offering (“IPO”) and received $5,524 of net proceeds from this offering, before deducting deferred offering costs. Due to the funds received through this offering, and the conversion of convertible notes payable and certain accounts payable upon the closing of the IPO, the Company had shareholders’ equity of $3,332 at September 30, 2024. The Company now expects its cash, totaling $3,217 at September 30, 2024, to last into the fourth quarter of 2025.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings and it expects to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The table below summarizes our cash flow activities for the nine months ended September 30, 2024 and 2023 (in thousands), respectively:

	Nine months Ended September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(2,152)	$15
Investing activities	-	-
Financing activities	5,276	(353)
Net increase (decrease) in cash	$3,124	$(338)

Operating Activities

During the nine months ended September 30, 2023, we provided cash from operating activities of $15, compared to $2,152 used during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we incurred a net loss of $1,623 and had non-cash expenses of $845, compared to a net loss of $694 and non-cash expenses of $150 during the nine months ended September 30, 2023. The primary non-cash expense incurred during both periods was amortization expense, totaling $120 during the nine months ended September 30, 2024 and 2023, respectively. The net change in assets and liabilities during the nine months ended September 30, 2023 provided cash of $559, compared to $1,374 used during the nine months ended September 30, 2024. The primary source of cash relating to the change in assets and liabilities for the nine months ended September 30, 2024 and 2023 was the increase in accounts payable and accrued expenses. The primary use of cash was the increase in vendor advances.

Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2024 and 2023.

Financing Activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2024 and 2023 was 5,276 and $(353), respectively. For the nine months ended September 30, 2024 and 2023, cash used in financing activities consisted of payments of deferred offering costs of $390 and $353, respectively. For the nine months ended September 30, 2024, cash provided by financing activities consisted of $5,524 of proceeds from common stock issued in connection with the IPO and $142 from notes payable – officers.

Debt Agreements

Advances from Related Parties

During the year ended December 31, 2021, shareholders of the Company, and a company whose principal stockholder is also a stockholder of the Company, advanced the Company $14, all of which was outstanding at December 31, 2021. The advances accrue no interest, are unsecured and are due on demand. As of December 31, 2021, $14 was owed on the advances. During the year ended December 31, 2022, the Company repaid $10 of the advances, and as of December 31, 2022 and 2023, and September 30, 2024, a total of $4 remained outstanding.

Convertible Notes Payable

During the year ended December 31, 2022, the Company entered into several convertible note payable agreements with certain investors. The convertible notes accrue interest at 6% per annum, are unsecured and are due by April 2025. If the Company does not close an IPO transaction within 12 months following the date of issuance of the notes, the Company will have the choice of paying off the principal plus all accrued and unpaid interest, or the note’s principal balance will increase to 110% of its original balance. The notes are convertible at the option of the noteholders into shares of the Company’s common stock at a price per share as defined in the agreement or will automatically be converted into shares of the Company’s common stock at 60% of the IPO price per share upon the closing of the IPO. The convertible note offerings were completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities, LLC acted as placement agent in each of the June and September 2022 private placements and received five-year warrants to purchase shares of common stock equal to 7.0% of the number of the conversion shares at an exercise price equal to the conversion price.

As of September 30, 2024, $792 of principal was outstanding on the notes and $92 of accrued and unpaid interest, which automatically converted into 368,371 shares of the Company’s common stock upon the closing of the Company’s IPO.

Notes Payable - Officers

During the nine months ended September 30, 2024, the Company borrowed $142 from three of its officers. The loans accrue interest at 7.5% per annum, are unsecured and are due one year from the issuance date, with the due dates ranging from April 2025 to August 2025.

Subsequent to September 30, 2024, the loans were repaid and the officers were granted 36,269 shares of the Company’s common stock.

Conversion of Accounts Payable

Subsequent to December 31, 2023, we entered into agreements with Cedars-Sinai Medical Center (“Cedars”) under which Cedars agreed to convert $750 of the $988 total accounts payable due to them into 312,500 shares of our common stock, with such conversion to occur upon the closing of the Company’s IPO. The conversion price of the shares will be equal to 60% of the per share IPO price. Upon the closing of the Company’s IPO, the 312,500 shares were issued to Cedars and the $750 of debt was forgiven.

Conversion of Amounts Due to Related Parties

Subsequent to December 31, 2023, two officers and shareholders agreed to convert the $4 due to them into 1,664 shares of the Company’s common stock, effective upon the closing of the Company’s IPO. The conversion price of the shares was equal to 60% of the per share IPO purchase price. During the three months ended September 30, 2024, the debt converted, and the 1,664 shares were issued.

As of September 30, 2024, an officer converted $172 of accounts payable owed primarily for past services into 51,610 shares of the Company’s common stock, effective upon the closing of the Company’s IPO. The conversion price of the shares was equal to the IPO per share purchase price times a multiple of 1.2, as per the officer’s employment agreement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research activities, particularly as we pursue the advancement of our product candidates through clinical trials. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend on numerous variables, including: the initiation, progress, timing, costs and results of the clinical trials for our product candidates or any future product candidates we may develop; the initiation, progress, timing, costs and results of nonclinical studies for our product candidates or any future product candidates we may develop; our ability to maintain our relationships with key collaborators; the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to; the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights; the effect of competing technological and market developments; the costs of continuing to grow our business, including hiring key personnel and maintain or acquiring operating space; market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors; the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing; the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We believe that our existing cash, plus the net proceeds from the IPO, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to complete the clinical development and commercialize our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our current common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Kairos Agreement with Prevail Infoworks, Inc.

In August 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company must make an advance payment of $900 to Prevail before they begin their services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the advance payment to Prevail in October 2024.

Kairos Agreement with PreCheck Health Services, Inc.

On September 20, 2024, the Company entered into a bioassay services agreement (the “Bioassay Services Agreement”) with PreCheck Health Services, Inc., a Florida-based corporation (“PreCheck”). Pursuant to the Bioassay Services Agreement, PreCheck will provide certain biomarker screening services for the Company’s ongoing carotuximab (ENV105) clinical trials in order to assist the Company in identifying lung and prostate cancer patients suitable to the Company’s ongoing Phase 1 clinical trials for lung cancer patients and Phase 2 trials for patients with castrate resistant prostate cancer. In order to identify biomarkers for patient screening and therapy monitoring using carotuximab (ENV105), PreCheck will utilize its SolidTumorCheck+ platform for the somatic gene expression analysis of biopsy tissue samples derived from patients with lung and prostate cancer, as part of the Company’s ongoing clinical trials. In furtherance of these efforts, PreCheck will develop a companion diagnostic to support its identification of such patients with a three gene PCR analysis or other genetic analysis, which diagnostic test will then be developed and submitted to the FDA for castrate-resistant prostate cancer patients and for lung cancer patients on Tagrisso. In exchange for PreCheck’s services, and according to the terms of the Bioassay Services Agreement, the Company paid $900 to PreCheck as an advance for the future laboratory services to be performed. The payment of $900 is included in vendor advances on the accompanying balance sheet as of September 30, 2024. The term of the agreement is one year from the effective date.

Kairos Agreement with CEO.CA Technologies Ltd.

On September 23, 2024, the Company entered into an advisory and consulting services agreement (the “CEO.CA Agreement”) with CEO.CA Technologies Ltd., a Canadian company (“CEO.CA”), pursuant to which CEO.CA will provide certain internet-based financial information and communications services for a period of one year for a services fee of $250. The service fee is an advance on future services to be performed. The CEO.CA Agreement includes such services as strategic news placement, news releases, interviews, monthly analytics and a video launch. The CEO.CA Agreement contains other customary clauses, including representations and warranties, indemnification clauses and governing law clauses. The payment of $250 is included in vendor advances on the accompanying balance sheet as of September 30, 2024.

Kairos Agreement with Belair Capital Advisors Inc.

On September 23, 2024, the Company entered into a strategic advisory agreement (the “Strategic Advisory Agreement”) with Belair Capital Advisors Inc. (“BCA”). BCA, a venture capital and corporate finance advisory firm, has been a long-term investor and advisor to the Company and frequently works with early-stage pharmaceutical companies. The strategic advisory services consist of corporate strategy, market positioning and long-term growth plans within the pharmaceutical sector, digital marketing and engagement, market research analysis and business development assistance, among other things. During the one-year term of the Strategic Advisory Agreement, in exchange for its services, the Company will pay BCA a $365 fee and will issue BCA 50,000 RSUs, which will vest at the end of six months. The payment of $365 is included in vendor advances on the accompanying balance sheet as of September 30, 2024.

The Company valued the 50,000 shares of common stock at $100 based on the Company’s closing stock price on the effective date of the agreement. The fair value will be amortized over the one-year term of the agreement.

Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200,000 in cash and agreed to issue to the Advisor restricted shares of the Company’s common stock, issuable under the Company’s 2023 Equity Inventive Plan, in an amount equal to $500,000 (the “Shares”), which Shares shall vest at the end of six months after issuance. The term of the Consulting Agreement is 24 months and can be extended for another 12 months upon the written consent of both parties. The Company made the $200 payment in October 2024.

Exclusive License Agreements with Cedars

We have entered into four Exclusive License Agreements with Cedars which grants us licensing rights with respect to certain patent rights owned by Cedars as follows:

1.	Methods of use of compounds that bind to RelA of NFkB;

2.	Composition and methods for treating fibrosis;

3.	Compositions and methods for treating cancer and autoimmune diseases; and

4.	Method of generating activated T cells for cancer therapy.

On June 2, 2021, our wholly owned subsidiary, Enviro, entered into two Exclusive License Agreements with Cedars, which granted Enviro exclusive licensing rights (which include the right to sublicense) with respect to certain patent rights owned by Cedars, as follows:

●	an Exclusive License Agreement (the “Enviro-Cedars License Agreement (Mitochondrial DNA)”) for Enviro to develop, manufacture, use and sell products utilized or derived from patent rights worldwide related to the “Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial DNA from Circulation and for Detection of Mitochondrial DNA” invented by Dr. Neil Bhowmick and others; and

●	an Exclusive License Agreement, (the “Enviro-Cedars License Agreement (Endoglin Antagonism)” and, collectively with the Enviro-Cedars License Agreement (Mitochondrial DNA), the “Enviro-Cedars License Agreements”) for Enviro to develop, manufacture, use and sell products utilized or derived from the patent rights and technical information worldwide related to the “Sensitization of Tumors to Therapies Through Endoglin Antagonism” invented by Dr. Neil Bhowmick and others.

Agreement with former Chief Financial Officer

We have an agreement with our former Chief Financial Officer that requires us to pay $50 upon the completion of raising more than $900 in a debt or an equity financing. No amount was owed at December 31, 2022 or 2023, but $50 was owed as of September 30, 2024. In addition, on September 27, 2023, we entered into an employment agreement with our current Chief Financial Officer, which became effective upon completion of the Company’s IPO.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the period ended September 30, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024)
10.1	Bioassay Services Agreement, dated September 20, 2024, between the Company and PreCheck (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 24, 2024).
10.2	Form of Advertising Services Agreement, dated September 23, 2024, between the Company and CEO.CA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.3	Form of Advisory & Consulting Agreement, dated September 23, 2024, between the Company and Belair Capital Advisors Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.4	Consulting Agreement, dated October 1, 2024, between Kairos Pharma, Ltd, Cross Current Capital LLC and Alan Masley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2024).
10.5	Purchase Agreement, dated November 12, 2024, by and between Kairos Pharma, Ltd. and Helena Global Investment Opportunities I Ltd.
10.6	Second Conversion Agreement, dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center.
10.7	Third Amendment to Exclusive License Agreement (Cancer Autoimmune), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center.
10.8	Fourth Amendment to Exclusive License Agreement (Depletion of DNA), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center and Enviro Therapeutics, Inc,
10.9	Third Amendment to Exclusive License Agreement (Fibrosis), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center.
10.10	Third Amendment to Exclusive License Agreement (RelA of NF-kB), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center.
10.11	Fourth Amendment to Exclusive License Agreement (Sensitization of Solid Tumors), dated November 13, 2024, by and between Enviro Therapeutics Inc. and Cedars-Sinai Medical Center.
10.12	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Doug Samuelson
10.13	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Ramachandran Murali
10.14	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Neil Bhowmick
10.15	Form of Amendment No. 1 to Employment Agreement by and between Kairos Pharma, Ltd. and John S. Yu
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024

KAIROS PHARMA, LTD.

By:	/s/ John S. Yu
John S. Yu Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

