Form 10-K/A
period 2024-12-31
Kairos Pharma, LTD.
filed 2025-04-29
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Kairos Pharma, Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the exhibits contained in Item 15(a) of Part IV of the Original Filing to include Exhibit 4.1, Description of Securities, and Exhibit 97.1, the Company’s Policy for the Recovery of Erroneously Awarded Compensation, adopted March 1, 2024, which exhibits were inadvertently omitted in the Original Filing.

This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(a) of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 14, 2025).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 17, 2025).
4.4	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 17, 2025).
4.5ǂ	Description of Securities
10.1	Exclusive Option Agreement, dated March 16, 2020, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Depletion of Mitochondrial DNA) (incorporated by reference to Exhibit 10.1 to the Registration Statement filed on August 16, 2024).
10.2	Amendment to Exclusive Option Agreement, dated January 11, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Depletion of Mitochondrial DNA). (incorporated by reference to Exhibit 10.2 to the Registration Statement filed on August 16, 2024).
10.3	Exclusive Option Agreement, dated March 16, 202, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Solid Tumors) (incorporated by reference to Exhibit 10.3 to the Registration Statement filed on August 16, 2024).
10.4	Amendment to Exclusive Option Agreement, dated January 9, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Solid Tumors) (incorporated by reference to Exhibit 10.4 to the Registration Statement filed on August 16, 2024).
10.5	Exclusive License Agreement, dated June 21, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA from Circulation and for Detection of Mitochondrial or Genomic DNA) (incorporated by reference to Exhibit 10.5 to the Registration Statement filed on August 16, 2024).
10.6	Exclusive License Agreement, dated June 2, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Tumors to Therapies Through Endoglin Antagonism) (incorporated by reference to Exhibit 10.6 to the Registration Statement filed on August 16, 2024).
10.7	Exclusive License Agreement, dated August 30, 2019, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (as successor to AcTcell Biopharma, Inc.) (re Methods of generating activated T cells for cancer therapy) (incorporated by reference to Exhibit 10.7 to the Registration Statement filed on August 16, 2024).
10.8	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of generating activated T cells for cancer therapy) (incorporated by reference to Exhibit 10.8 to the Registration Statement filed on August 16, 2024).
10.9	Exclusive License Agreement, dated October 1, 2017, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of use of compounds that bind to RelA of NFkB) (incorporated by reference to Exhibit 10.9 to the Registration Statement filed on August 16, 2024).
10.10	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of use of compounds that bind to RelA of NFkB) (incorporated by reference to Exhibit 10.11 to the Registration Statement filed on August 16, 2024).
10.11	Exclusive License Agreement, dated October 1, 2017, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Fibrosis) (incorporated by reference to Exhibit 10.12 to the Registration Statement filed on August 16, 2024).

10.12	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Fibrosis) (incorporated by reference to Exhibit 10.13 to the Registration Statement filed on August 16, 2024).
10.13	Exclusive License Agreement, dated March 12, 2019, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Cancer and Autoimmune Diseases) (incorporated by reference to Exhibit 10.14 to the Registration Statement filed on August 16, 2024).
10.14	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Cancer and Autoimmune Diseases) (incorporated by reference to Exhibit 10.15 to the Registration Statement filed on August 16, 2024).
10.15	License and Supply Agreement, dated May 21, 2021, between Tracon Pharmaceuticals, Inc., Enviro Therapeutics, Inc., and Kairos Pharma, Ltd. (incorporated by reference to Exhibit 10.16 to the Registration Statement filed on August 16, 2024)
10.16	First Amendment to Exclusive License Agreement, dated April 18, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA) (incorporated by reference to Exhibit 10.17 to the Registration Statement filed on August 16, 2024).
10.17	Second Amendment to Exclusive License Agreement, dated October 11, 2022, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Tumors to Therapies Through Endoglin Antagonism) (incorporated by reference to Exhibit 10.18 to the Registration Statement filed on August 16, 2024).
10.18	Form of Subscription Agreement for 6% Convertible Notes (incorporated by reference to Exhibit 10.20 to the Registration Statement filed on August 16, 2024).
10.19	Form of 6% Convertible Note (incorporated by reference to Exhibit 10.21 to the Registration Statement filed on August 16, 2024).
10.20	Form of Investor Rights and Lock-Up Agreement for 6% Convertible Notes (incorporated by reference to Exhibit 10.22 to the Registration Statement filed on August 16, 2024).
10.21	Kairos Pharma, Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement filed on August 16, 2024).
10.22	Form of Director Offer Letter (incorporated by reference to Exhibit 10.24 to the Registration Statement filed on August 16, 2024).
10.23	Form of Employment Agreement for John Yu (incorporated by reference to Exhibit 10.25 to the Registration Statement filed on August 16, 2024).
10.24	Form of Employment Agreement with Doug Samuelson (incorporated by reference to Exhibit 10.26 to the Registration Statement filed on August 16, 2024).
10.25	Form of Employment Agreement for Neil Bhowmick (incorporated by reference to Exhibit 10.27 to the Registration Statement filed on August 16, 2024).
10.26	Form of Employment Agreement for Ramachandran Murali (incorporated by reference to Exhibit 10.28 to the Registration Statement filed on August 16, 2024).
10.27	Form of Indemnification Agreement between Kairos Pharma, Ltd. and each of its directors (incorporated by reference to Exhibit 10.29 to the Registration Statement filed on August 16, 2024).
10.28	Conversion Agreement, dated March 7, 2024, between Cedars-Sinai Medical Center, Kairos Pharma, Ltd. and Enviro Therapeutics, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement filed on August 16, 2024).
10.29	Second Amendment to the Exclusive License Agreement to Methods and Use of Compounds that Bind to RelA of NF-kB, dated March 7, 2024, between Kairos Pharma Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.31 to the Registration Statement filed on August 16, 2024).
10.30	Second Amendment to the Exclusive License Agreement to Composition and Methods for Treating Fibrosis with Kairos Pharma Ltd, dated March 7, 2024, between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.32 to the Registration Statement filed on August 16, 2024).

10.31	Second Amendment to the Exclusive License Agreement to Compositions and Methods for Treating Cancer and Autoimmune Diseases, dated March 7, 2024, between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.33 to the Registration Statement filed on August 16, 2024).
10.32	Third Amendment to Exclusive License to Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA, dated March 7, 2024, between Enviro Therapeutics, Inc. and Cedars-Sinai Medical Center(incorporated by reference to Exhibit 10.34 to the Registration Statement filed on August 16, 2024).
10.33	Third Amendment to the Exclusive License Agreement to Sensitization of Tumors to Therapies Through Endoglin Antoganism, dated March 7, 2024, between Enviro Therapeutics, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.35 to the Registration Statement filed on August 16, 2024).
10.34	Form of Loan Agreement between the Company and Certain Officers (incorporated by reference to Exhibit 10.36 to the Registration Statement filed on August 16, 2024).
10.35	Master Services Agreement, dated August 1, 2024, between Kairos Pharma Limited and Prevail InfoWorks, Inc. (incorporated by reference to Exhibit 10.37 to the Registration Statement filed on August 16, 2024) (1)
10.36	Amendment to Loan Agreement, dated August 16, 2024, between the Company and John S. Yu (incorporated by reference to Exhibit 10.38 to the Registration Statement filed on August 16, 2024).
10.37	Amendment to Loan Agreement, dated August 16, 2024, between the Company and Doug Samuelson (incorporated by reference to Exhibit 10.39 to the Registration Statement filed on August 16, 2024).
10.38	Amendment to Loan Agreement, dated August 16, 2024, between the Company and Neil Bhowmick (incorporated by reference to Exhibit 10.40 to the Registration Statement filed on August 16, 2024).
10.39	Bioassay Services Agreement, dated September 20, 2024, between the Company and PreCheck (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 24, 2024).
10.40	Form of Advertising Services Agreement, dated September 23, 2024, between the Company and CEO.CA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.41	Form of Advisory & Consulting Agreement, dated September 23, 2024, between the Company and Belair Capital Advisors Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.42	Consulting Agreement, dated October 1, 2024, between Kairos Pharma, Ltd, Cross Current Capital LLC and Alan Masley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2024).
10.43	Purchase Agreement, dated November 12, 2024, by and between Kairos Pharma, Ltd. and Helena Global Investment Opportunities I Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.44	Second Conversion Agreement, dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.6 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.45	Third Amendment to Exclusive License Agreement (Cancer Autoimmune), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.7 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.46	Fourth Amendment to Exclusive License Agreement (Depletion of DNA), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center and Enviro Therapeutics, Inc (incorporated by reference to Exhibit 10.8 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.47	Third Amendment to Exclusive License Agreement (Fibrosis), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.9 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.48	Third Amendment to Exclusive License Agreement (RelA of NF-kB), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.10 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.49	Fourth Amendment to Exclusive License Agreement (Sensitization of Solid Tumors), dated November 13, 2024, by and between Enviro Therapeutics Inc. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.11 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).

10.50	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Doug Samuelson (incorporated by reference to Exhibit 10.12 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.51	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Ramachandran Murali (incorporated by reference to Exhibit 10.13 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.52	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Neil Bhowmick (incorporated by reference to Exhibit 10.14 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.53	Form of Amendment No. 1 to Employment Agreement by and between Kairos Pharma, Ltd. and John S. Yu (incorporated by reference to Exhibit 10.15 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.54	Director Offer Letter, dated December 10, 2024, between Kairos Pharma, Ltd. and Rahul Singhvi (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2024).
10.55	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.56	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.57	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.58	Form of Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 17, 2025).
10.59	Placement Agent Agreement, dated January 16, 2025, between Kairos Pharma, Ltd. and Boustead Securities LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 17, 2025).
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
21.1	List of subsidiaries of Kairos Pharma, Ltd. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3ǂ	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of this Amendment No. 1 to the 2024 Form 10-K).
31.4ǂ	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (in respect of Amendment No. 1 to the 2024 Form 10-K).
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1ǂ	Policy for Recovery of Erroneously Awarded Compensation, adopted March 1, 2024

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Certain information contained in this exhibit has been redacted because (i) it is not material and (ii) it is the type of information that the company normally treats as private or confidential.

ǂ Filed herewith.

* Previously filed as an exhibit to the 2024 Form 10-K filed on April 15, 2025.

** Previously furnished as an exhibit to the 2024 Form 10-K filed on April 15, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIROS PHARMA, LTD.

		By:	/s/ John S. Yu
John S. Yu
Chief Executive Officer and Chairman of the Board of Directors
Date:	April 28, 2025		Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John S. Yu and Doug Samuelson, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John S. Yu	Chairman of the board of directors,
John S. Yu	Chief Executive Officer	April 28, 2025
(principal executive officer)

/s/ Doug Samuelson	Chief Financial Officer
Doug Samuelson	(principal financial and accounting officer)	April 28, 2025

/s/ Hyun W. Bae	Director
Hyun W. Bae		April 28, 2025

/s/Hansoo Michael Keyoung	Director
Hansoo Michael Keyoung		April 28, 2025

/s/ Rahul Singhvi	Director
Rahul Singhvi		April 28, 2025