Form 10-Q
period 2025-03-31
Kairos Pharma, LTD.
filed 2025-05-14
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares issued and outstanding of the registrant’s common stock on May 13, 2025 was 16,849,306.

KAIROS PHARMA, LTD.

PART I-FINANCIAL INFORMATION

Item 1: Financial Statements.

Kairos Pharma, Ltd.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts and par value data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,616	$1,272
Vendor advances, net	2,379	2,859
Prepaid expenses and other current assets	55	38
Total Current Assets	6,050	4,169

Deferred offering costs	1,705	1,377
Intangible assets, net	182	222
Total Other Assets	1,887	1,599

TOTAL ASSETS	$7,937	$5,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$805	$992
Total Current Liabilities	805	992

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 15,825,118 and 13,736,597 shares issued and outstanding, respectively;	16	14
Common stock to be issued, 551,000 shares outstanding at March 31, 2025	484	-
Additional paid-in capital	16,709	13,577
Accumulated deficit	(10,077)	(8,815)
Total Shareholders’ Equity	7,132	4,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,937	$5,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)

Revenues	$-	$-

Operating expenses:
Research and development	493	165
General and administrative	773	122
Total operating expenses	1,266	287

Loss from operations	(1,266)	(287)

Other income (expenses):
Interest expense	-	(16)
Debt discount amortization	-	(20)
Interest income	4	-
Total other income (expenses)	4	(36)

NET LOSS	$(1,262)	$(323)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	15,875,485	10,562,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2024	13,736,597	$14	-	$-	$13,577	$(8,815)	$4,776

Proceeds from the sale of pre-funded warrants, net of offering costs	-	-	-	-	3,056	-	3,056

Issuance of common shares upon the exercise of pre-funded warrants	2,010,000	2	-	-	-	-	2

Fair value of common shares to be issued for vendor advance and deferred offering costs	-	-	551,000	484	-	-	484

Fair value of vested restricted stock units	78,521	-	-	-	76	-	76

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(1,262)	(1,262)

Balance, March 31, 2025 (unaudited)	15,825,118	$16	551,000	$484	$16,709	$(10,077)	$7,132

Balance, December 31, 2023	10,562,640	$11			$4,123	$(6,212)	$(2,078)

Net loss for the three months ended March 31, 2024	-	-			-	(323)	(323)

Balance, March 31, 2024 (unaudited)	10,562,640	$11			$4,123	$(6,535)	$(2,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,262)	$(323)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense - intangible asset	40	40
Fair value of vested restricted stock units	76	20
Changes in operating assets and liabilities:
Vendor advances	636	-
Prepaid expenses and other current assets	(17)	(11)
Accounts payable and accrued expenses	(187)	310
Net cash provided by (used in) operating activities	(714)	36

Cash Flows from Financing Activities
Sale and exercise of prefunded warrants	3,058	-
Payment of deferred offering costs	-	(89)
Net cash provided by (used in) financing activities	3,058	(89)

Net increase (decrease) in cash	2,344	(53)

Cash and cash equivalents beginning of period	1,272	93
Cash and cash equivalents end of period	$3,616	$40

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Common shares issued for deferred offering costs	$328	$-
Common shares issued for vendor advance	156	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In thousands, except for share amounts and per share data)

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

Kairos Pharma, Ltd. (the “Company” or “Kairos”) was incorporated on June 17, 2013 under the laws of the state of California as NanoGB13, Inc. The Company changed its name to Kairos Pharma, Ltd. on July 15, 2016 and subsequently converted into a Delaware corporation under the same name, Kairos Pharma, Ltd., on May 10, 2023. The Company is an early-stage biotechnology company focused on the development of immunotherapy and cell therapy treatments for oncology.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the three months ended March 31, 2025, the Company incurred a net loss of $1,262 and used cash in operations of $714.

In January 2025, the Company closed a private financing in which the Company received net proceeds of $3,145, and at March 31, 2025, the Company had cash and cash equivalents totaling $3,616 and shareholders’ equity of $7,132. The Company expects its current cash reserves to fund the Company’s operations for at least 12 months from the date of this filing.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Enviro Therapeutics, Inc. (“Enviro”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accruals for potential liabilities, valuations of stock-based compensation, the realization of deferred tax assets, and impairment analysis and useful life for intangible assets among others. Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash deposits. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has not experienced any losses on deposits since its inception.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consisted of money market funds as of March 31, 2025. There were no cash equivalents as of December 31, 2024. As of March 31, 2025, the amount of cash equivalents included in cash and cash equivalents totaled $3,504. The underlying securities in the money market funds held by the Company are all government backed securities.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during the three months ended March 31, 2025 and 2024 was $40, respectively, with an unamortized balance of $182 and $222 at March 31, 2025 and December 31, 2024, respectively.

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets. A long-lived asset that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying value, an impairment determination is required. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. No impairment was recorded relating to the Company’s intangible asset during the three months ended March 31, 2025 and 2024.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.

For the three months ended March 31, 2025 and 2024, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	March 31, 2025	March 31, 2024
Warrants to purchase common stock	4,543,188	150,000
Restricted stock units	113,599	—
Total	4,656,787	150,000

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Statement of Operations. As of December 31, 2024, the Company incurred $1,377 of deferred offering costs related to the Company’s pending Equity Line of Credit (ELOC) offering. During the three months ended March 31, 2025, the Company incurred $328 of additional costs related to the ELOC, and as of March 31, 2025, total deferred offering costs were $1,705 related to the ELOC. The ELOC was declared effective on April 24, 2025, and the Company will amortize these costs as cost of capital as the funds are raised.

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

Cash equivalents consisted of money market funds at March 31, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

Recent Accounting Pronouncements

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

NOTE 3 – VENDOR AGREEMENTS

Vendor Advances

The Company has entered into various contracts with service providers pursuant to which the Company pays the vendor an advance at the beginning of the contractual period. These vendor advances could be paid by the Company either in cash or in shares of common stock, depending on the terms of the contract. The advances are reduced by the accumulated value of the services performed by the vendor or are amortized on a straight-line basis over the service period, whichever is shorter. As of December 31, 2024, advances to vendors totaled $3,115, with $2,615 being paid in cash and $500 being paid with shares of the Company’s common stock (see Note 4). Amortization expense relating to the vendor advances during the year ended December 31, 2024 was $256, with an unamortized balance of $2,859 as of December 31, 2024. During the three months ended March 31, 2025, additional advances to vendors totaled $156, with the advance being paid with shares of the Company’s common stock (see Notes 3 and 4). Amortization expense relating to the vendor advances was $636, with an unamortized balance of $2,379 as of March 31, 2025.

Vendor advances consisted of the following at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Prevail Infoworks (a)	$900	$900
PreCheck Health Services (b)	900	900
CEO.CA Technologies (c)	250	250
Belair Capital Advisors (d)	365	365
Cross Current Capital (e)	856	700
	3,271	3,115
Less: accumulated amortization	(892)	(256)
Vendor advances, net	$2,379	$2,859

(a)	Kairos Agreement with Prevail Infoworks, Inc.

On August 1, 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before commencement of services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the advance payment to Prevail in October 2024 and it is included in vendor advances on the accompanying balance sheet as of March 31, 2025 and December 31, 2024 (see Note 2).

(b)	Kairos Agreement with PreCheck Health Services, Inc.

On September 20, 2024, the Company entered into a bioassay services agreement (the “Bioassay Services Agreement”) with PreCheck Health Services, Inc., a Florida-based corporation (“PreCheck”). Pursuant to the Bioassay Services Agreement, PreCheck will provide certain biomarker screening services for the Company’s ongoing carotuximab (ENV105) clinical trials in order to assist the Company in identifying lung and prostate cancer patients suitable to the Company’s ongoing Phase 1 clinical trials for lung cancer patients and Phase 2 clinical trials for patients with castrate resistant prostate cancer. In exchange for PreCheck’s services, and according to the terms of the Bioassay Services Agreement, the Company paid $900 to PreCheck as an advance for the future laboratory services to be performed. The payment of $900 is included in vendor advances on the accompanying balance sheet as of March 31, 2025 and December 31, 2024 (see Note 2). The term of the agreement is one year from the effective date.

(c)	Kairos Agreement with CEO.CA Technologies Ltd.

On September 23, 2024, the Company entered into an advisory and consulting services agreement (the “CEO.CA Agreement”) with CEO.CA Technologies Ltd., a Canadian company (“CEO.CA”), pursuant to which CEO.CA will provide certain internet-based financial information and communications services for a period of one year for a services fee of $250. The service fee is an advance on future services to be performed. The CEO.CA Agreement includes such services as strategic news placement, news releases, interviews, monthly analytics and a video launch. The CEO.CA Agreement contains other customary clauses, including representations and warranties, indemnification clauses and governing law clauses. The payment of $250 is included in vendor advances on the accompanying balance sheet as of March 31, 2025, and December 31, 2024 (see Note 2).

(d)	Kairos Agreement with Belair Capital Advisors Inc.

On September 23, 2024, the Company entered into a strategic advisory agreement (the “Strategic Advisory Agreement”) with Belair Capital Advisors Inc. (“BCA”). BCA, a venture capital and corporate finance advisory firm, has been a long-term investor and advisor to the Company and frequently works with early-stage pharmaceutical companies. The strategic advisory services provided by BCA consist of corporate strategy, market positioning and long-term growth plans within the pharmaceutical sector, digital marketing and engagement, market research analysis and business development assistance, among other things. During the one-year term of the Strategic Advisory Agreement, in exchange for its services, the Company will pay BCA a $365 fee and will issue BCA 50,000 RSUs, which will vest at the end of six months following the date of issuance. The payment of $365 is included in vendor advances on the accompanying balance sheet as of March 31, 2025, and December 31, 2024 (see Note 2).

(e)	Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200,000 in cash and agreed to issue to the Advisor $500 of restricted shares of the Company’s common stock under the Company’s 2023 Plan , calculated at 367,647 shares (the “Shares”) as of the date of the agreement. The term of the Consulting Agreement is 24 months and can be extended for another 12 months with the written consent of both parties. The Company made the $200 payment in October 2024. The payment of $200 and the value of the shares issued of $500 are included in vendor advances on the accompanying balance sheet as of March 31, 2025, and December 31, 2024 (see Note 2).

The 367,647 shares issued in 2024 were subject to a “true up” on April 1, 2025, at which time additional shares will be issued to the Advisor (or returned by the Advisor to the Company) in order to ensure the shares are valued at $500 as of April 1, 2025. On April 1, 2025, the Company issued an additional166,541 shares of its common stock to the Advisor. The fair value of the additional shares on the date of grant was $156. The Company recorded the shares as common stock to be issued as of March 31, 2025, and recorded the fair value of the shares as a vendor advance as of the same date (see Notes 2 and 4).

Agreement with Helena Global Investment Opportunities

On November 12, 2024, the Company entered into an agreement with Helena Global Investment Opportunities I LTD (“Helena”) pursuant to which the Company will have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $30,000 of the Company’s shares of common stock (the “Equity Line of Credit”). The Equity Line of Credit will become available to the Company at such time as it files a registration statement on Form S-1 registering the shares issuable under the Equity Line of Credit. In exchange for the Equity Line of Credit, the Company is obligated to issue Helena a certain number of shares of common stock, calculated using $900 divided by the lowest one-day VWAP during the five trading days prior to entry into the agreement. As a result, the Company issued Helena 670,641 shares of its common stock valued at $1,377 on the date of issuance. The Company accounted for the value of the shares issued as deferred offering costs (see Note 2). The shares vested on the date of the agreement, were issued to Helena, and are subject to a “true up” based upon the value of the stock at the time the company files and obtains effectiveness of a registration statement registering the shares for resale. In addition, the Company agreed to register such shares for resale pursuant to a registration statement on Form S-1.

On April 24, 2025, the Company issued another 384,459 shares of its common stock to Helena. The fair value of the shares on the date of grant was $328. The Company recorded the shares as common stock to be issued as of March 31, 2025, and recorded the fair value of the shares as deferred offering costs as of the same date (see Notes 2 and 4).

NOTE 4 – SHAREHOLDERS’ EQUITY

Common Stock

Authorized Shares

The Company’s Certificate of Incorporation, as filed with the State of Delaware on May 10, 2023, following the Company’s conversion from a California corporation into a Delaware corporation, authorizes the Company to issue up to 120,000,000 shares, consisting of 100,000,000 shares of common stock, par value of $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the board of directors out of funds legally available and share pro rata in any distributions with shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of March 31, 2025 and December 31, 2024 there were 15,825,118 and 13,736,597 shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding, respectively.

Common Stock Issued for Cash Upon Closing of the Company’s Private Financing

On January 14, 2025, the Company entered into a securities purchase agreement (“SPA”) and registration rights agreement with an investor for the sale and issuance of 2,500,000 units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of a pre-funded warrant to purchase one share of common stock, exercisable for $0.001 per share, and a common warrant to purchase one and one half shares of common stock (an aggregate of 3,750,000), exercisable at $1.399 per share. On January 16, 2025, the Company closed on the sale of the Pre-Funded Units for a total purchase price of $3,500 (or $1.40 per Pre-Funded Unit). Net proceeds received by the Company relating to the financing, and subsequent exercise of prefunded warrants was $3,058.

The pre-funded warrants have an exercise price of $0.001 per share and are immediately exercisable and will expire when exercised in full. The common warrants have an exercise price of $1.40 per share, will be exercisable six months from issuance and will expire five and a half years from the issuance date.

During the three months ended March 31, 2025, the investor exercised 2,010,000 shares of the pre-funded warrants and as of March 31, 2025, there were 490,000 pre-funded shares remaining unexercised.

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock compensation to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 1,650,000 shares of common stock were initially reserved for issuance under the 2023 Plan. As of March 31, 2025 and December 31, 2024, a total of 1,457,880 shares remained available for issuance under the 2023 Plan.

Grant of Restricted Stock Units (RSUs)

The following table summarizes restricted common stock activity during the three months ended March 31, 2025:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	172,000	$314	$1.83
Granted	20,120	50	2.49
Vested	(78,521)	(76)	0.97
Forfeited	—	—	—
Unvested, March 31, 2025	113,599	$288	$2.54

On September 23, 2024, the Company entered into a strategic advisory agreement with Belair Capital Advisors Inc. (“Belair”). During the one-year term of the agreement, in exchange for its services, the Company issued Belair 50,000 RSUs, which vest six months from the date of issuance. The fair value of the shares on the date of grant was $100, which value will be amortized over the one-year service period of the agreement. None of these shares vested or were issued during the year ended December 31, 2024. During the three months ended March 31, 2025, the 50,000 RSUs vested and the shares were issued to Belair.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its four officers. Such agreements provided for annual grants of RSUs in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The RSUs vest over one- or two-year periods and are subject to full acceleration of vesting upon the sale of the Company. Upon the closing of the Company’s IPO in September 2024, the Company granted the officers 92,000 RSUs. The fair value of the shares on the date of grant was $226. None of these RSUs vested during the year ended December 31, 2024. During the three months ended March 31, 2025, a total of 28,521 RSUs vested and the shares were issued to the officers.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its three independent directors. The Company’s policy provides that, upon initial election or appointment to its board of directors, each new non-employee director will be granted a one-time grant, or Director Initial Grant, with a value of $50 of RSUs that will vest in substantially equal annual installments over a period of three years. The Director Initial Grant is subject to full acceleration vesting upon the sale of the Company, in accordance with the terms of the Company’s 2023 Plan. In 2024, a total of 30,000 RSUs were granted to the directors. The fair value of the shares on the date of grant was $74. During the three months ended March 31, 2025, an additional 20,120 RSUs was granted to the Company’s new director with a fair value of $31. None of these RSUs had vested as of the three months ended March 31, 2025 or the year ended December 31, 2024.

During the three months ended March 31, 2025, the Company recorded $76 of stock compensation-related expense for the fair value vesting of restricted common stock. As of March 31, 2025, $280 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for three months ended March 31, 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2024	278,188	$2.40 - 4.80	$4.29
Granted	6,425,000	0.001 – 1.40	0.86
Cancelled	—	—	—
Exercised	(2,010,000)	0.001	0.001
Forfeited/Expired	(150,000)	4.17	4.17
Balance, March 31, 2025	4,543,188	$0.001 – 4.80	$1.33
Vested and exercisable, March 31, 2025	793,188	$0.001 – 4.80	$1.03

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.001	490,000	-	$0.001	490,000	-	$0.001
1.40 - 2.40	3,944,688	4.74	1.40	194,688	4.51	1.50
4.80	108,500	4.50	4.80	108,500	4.50	4.17
$0.001– 4.80	4,543,188	4.22	$1.33	793,188	1.72	$1.03

Warrant Grants

On January 14, 2025, as amended on January 16, 2025, the Company entered into a securities purchase agreement (“SPA”) and registration rights agreement with a select investor. In connection with the agreement, on January 16, 2025, the Company issued the investor a pre-funded warrant to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is immediately exercisable and will expire when exercised in full. The investor also received a warrant to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.40 per share. The warrant will be exercisable six months from the date of issuance and will expire five years from the issuance date.

On January 16, 2025, the Company issued a warrant to purchase common stock to the underwriters of the SPA for the purchase of 175,000 shares of the Company’s common stock at an exercise price of $1.40 per share. The warrant vested upon grant. The warrant was issued to the underwriters as they were the placement agents for the SPA noted above. The warrant expires five years from the date of grant.

Warrant Exercises

During the three months ended March 31, 2025, the SPA investor exercised 2,010,000 shares of the pre-funded warrant, and as of March 31, 2025, there 490,000 shares remained unexercised.

The intrinsic value for warrant shares outstanding as of March 31, 2025 was $458.

Common Stock to be Issued

The Company has entered into agreements with certain vendors as describes in Note 3 that require the issuance of additional shares of common stock based upon a defined true calculation.   As of March 31, 2025, the vendors became due an aggregate of 551,100 shares of common stock with an aggregate fair value of $484. The shares were issued in April 2025 and have been reflected as common stock issuable as of March 31, 2025.  See further discussion at Note 5.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Enviro Therapeutics

On June 2, 2021, the Company’s wholly owned subsidiary, Enviro, entered into two Exclusive License Agreements with Cedars, which granted Enviro exclusive licensing rights (which include the right to sublicense) with respect to certain patent rights owned by Cedars, as follows:

●	an Exclusive License Agreement (the “Enviro-Cedars License Agreement (Mitochondrial DNA)”) for Enviro to develop, manufacture, use and sell products utilized or derived from patent rights worldwide related to the “Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial DNA from Circulation and for Detection of Mitochondrial DNA” invented by Dr. Neil Bhowmick and others; and

●	an Exclusive License Agreement (the “Enviro-Cedars License Agreement (Endoglin Antagonism)” and, collectively with the Enviro-Cedars License Agreement (Mitochondrial DNA), the “Enviro-Cedars License Agreements”) for Enviro to develop, manufacture, use and sell products utilized or derived from the patent rights and technical information worldwide related to the “Sensitization of Tumors to Therapies Through Endoglin Antagonism” invented by Dr. Neil Bhowmick and others.

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

NOTE 6 – SEGMENT INFORMATION

The Company operates and manages its business as one reportable segment and operates as a clinical-stage biopharmaceutical company. The Company’s current focus is on developing immunotherapy and cell therapies for the treatment of cancer. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, officer compensation, insurance, and stock-based compensation. Operating expenses include all the remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$—

Less:
Research and development, less officer compensation	448	165
Officer compensation and wages	101	—
Insurance	105	8
Stock-based compensation	76	—
Operating expenses	536	114
Other income (expenses)	4	(36)
NET LOSS	$(1,262)	$(323)

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2025, the Company issued 166,541 shares of its common stock to Cross Current in connection with its agreement with Cross Current (see Notes 3 and 4).

On April 24, 2025, the Company issued 384,459 shares of its common stock to Helena in connection with its agreement with Helena (see Notes 3 and 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except for share amounts and per share data)

You should read the following discussion and analysis of our financial condition and results of operations (the “MD&A”) together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our annual report on Form 10-K filed with the Securities Exchange Commission (the “SEC”) on April 15, 2025, as amended (the “2024 Annual Report”).

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

Since inception, our operations have focused on organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, and undertaking preclinical and clinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales.

Since inception, we have incurred significant operating losses. Our net losses were $1,262 and $2,603 for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $10,077. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete our clinical trials and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we will likely incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

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

Recent Developments

Equity Line of Credit Agreement (ELOC)

On November 12, 2024, we entered into an ELOC agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I LTD (“Helena”), pursuant to which Helena agreed to purchase from the Company up to $30,000 of common stock (the “ELOC Shares”). The Company issued 670,641 shares of restricted common stock (the “Commitment Fee Shares”) to Helena as a “Commitment Fee” for the ELOC Agreement. The ELOC Agreement will be available for the Company’s use at such time following the filing and effectiveness of a resale registration statement registering the ELOC Shares for resale. At the time of effectiveness of the resale registration statement (the “Effective Date”), the Commitment Fee Shares will be subject to a “true-up” pursuant to which, in the event the shares are valued at less than $900 on the Effective Date, additional shares will be issued to Helena to bring the ELOC Shares to the full $900 value.

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

On January 16, 2025, the Company closed the January 2025 PIPE Offering for a total purchase price of $3,498 (or $1.399 per Pre-Funded Unit), with an additional $2 payable upon the Investor’s exercise of the Pre-Funded Warrants in full.

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

Components of Results of Operations

Net Sales

We have not generated any sales to date. No revenue was recorded from any sources during the three months ended March 31, 2025 and 2024.

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

We are engaged in rolling out our Phase 1 and Phase 2 clinical trials for ENV 105 and a Phase 1 trial for KROS 201. In addition, we are continuously performing preclinical research including animal models of disease, medicinal chemistry laboratory studies, formulation, and toxicology and biodistribution studies. Our clinical development costs may vary significantly based on factors such as: per patient trial costs; the number of trials required for approval; the number of sites included in the trials; the location where the trials are conducted; the length of time required to enroll eligible patients; the number of patients that participate in the trials; the number of doses that patients receive; the drop-out or discontinuation rates of patients; potential additional safety monitoring requested by regulatory agencies; the duration of patient participation in the trials and follow-up; the cost and timing of manufacturing our product candidates; the phase of development of our product candidates; and the efficacy and safety profile of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Revenues	$—	$—

Operating expenses:
Research and development	493	165
General and administrative	773	122
Total operating expenses	1,266	287

Loss from operations	(1,266)	(287)
Other expenses:
Interest expense	—	(16)
Debt discount amortization	—	(20)
Interest income	4	-
Total other expenses, net	4	(36)
Net loss	$(1,262)	$(323)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

Research and Development Expenses:	March 31, 2025	March 31, 2024
Clinical and related expenses	$493	$165
Total research and development expenses	$493	$165

Research and development expenses were $493 and $165 for the three months ended March 31, 2025 and 2024, respectively. The increase in R&D expenses in 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

General and Administrative Expenses:	March 31, 2025	March 31, 2024
Stock-related expenses	$76	$—
Officer compensation and wages	56	—
Patent related expenses	22	9
Legal expenses	—	2
Accounting expenses	67	20
Other professional service expenses and fees	38	6
Fees relating to license agreements	—	32
Insurance expenses	105	8
Vendor advances amortization expense	240	-
Intangible amortization expense	40	40
Other expenses	129	5
Total general and administrative expenses	$773	$122

General and administrative expenses were $773 and $122 for the three months ended March 31, 2025 and 2024, respectively. Significant changes between periods consisted of a $132 increase in stock-related and officer compensation expenses in 2025, relating to stock awards and cash compensation earned by our officers in 2025; and the $240 increase in vendor advance amortization expense in 2025, relating to our vendor advances in 2025.

Other Income (Expenses)

Other income (expenses) were $4 and $(36) for the three months ended March 31, 2025 and 2024, respectively. In 2025, the other income was interest income earned from our money market account. In 2024, the other expenses were interest expense of $16 and debt discount amortization of $20.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the three months ended March 31, 2025, the Company incurred a net loss of $1,262 and used cash in operations of $714.

In January 2025, the Company closed a private financing in which the Company received net proceeds of $3,145, and at March 31, 2025, the Company had cash and cash equivalents totaling $3,616 and shareholders’ equity of $7,132. The Company expects its current cash reserves to fund the Company’s operations for at least 12 months from the date of this filing.

The Company’s ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future, which will primarily be accomplished in the near term by raising additional capital to meet the Company’s operating needs and repay liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings and it expects to continue to rely on these sources of capital in the future until it is able to generate revenues.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Cash Flows

The table below summarizes our cash flow activities for the three months ended March 31, 2025 and 2024:

	March 31,	March 31,
Net cash provided by (used in):	2025	2024
Operating activities	$(714)	$36
Investing activities	-	-
Financing activities	3,058	(89)
Net increase (decrease) in cash	$2,344	$(53)

Operating Activities

During the three months ended March 31, 2025, we used cash from operating activities of $714, compared to $36 provided during the three months ended March 31, 2024. During the three months ended March 31, 2025, we incurred a net loss of $1,262 and had non-cash expenses of $116, compared to a net loss of $323 and non-cash expenses of $60 during the three months ended March 31, 2024. The primary non-cash expense during both periods was stock-related expenses totaling $76 and $20 during the three months ended March 31, 2025 and 2024, respectively.

The net change in operating assets and liabilities during the three months ended March 31, 2025, provided cash of $432, compared to $299 provided during the three months ended March 31, 2024. The primary source of cash relating to operating assets and liabilities during the three months ended March 31, 2025 was the decrease in vendor advances of $636. The primary source of cash during the three months ended March 31, 2024 was the increase in accounts payable and accrued expenses of $310.

Financing Activities

During the three months ended March 31, 2025, we provided cash from financing activities of $3,058, compared to $89 used during the three months ended March 31, 2024. For the three months ended March 31, 2025, cash provided by financing activities consisted of gross proceeds from our private financing of $3,500. Net cash used in 2025 and 2024 consisted of the payment of deferred offering costs of $442 and $89, respectively.

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

We believe that our existing cash, including the net proceeds we received from the IPO and the January 2025 PIPE Offering, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will continue to require additional funding to complete the clinical development and commercialization of our product candidates, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.

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

Contractual Obligations and Commitments

Kairos Agreement with Prevail Infoworks, Inc.

In August 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before they begin their services. At such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, we will be required to pay approximately $80 per month during the time Prevail performs such clinical research services. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the advance payment to Prevail in October 2024.

Kairos Agreement with PreCheck Health Services, Inc.

On September 20, 2024, the Company entered into a bioassay services agreement (the “Bioassay Services Agreement”) with PreCheck Health Services, Inc., a Florida-based corporation (“PreCheck”). Pursuant to the Bioassay Services Agreement, PreCheck will provide certain biomarker screening services for the Company’s ongoing carotuximab (ENV 105) clinical trials in order to assist the Company in identifying lung and prostate cancer patients suitable to the Company’s ongoing Phase 1 clinical trials for lung cancer patients and Phase 2 trials for patients with castrate resistant prostate cancer. In order to identify biomarkers for patient screening and therapy monitoring using carotuximab (ENV 105), PreCheck will utilize its SolidTumorCheck+ platform for the somatic gene expression analysis of biopsy tissue samples derived from patients with lung and prostate cancer, as part of the Company’s ongoing clinical trials. In furtherance of these efforts, PreCheck will develop a companion diagnostic to support its identification of such patients with a three gene PCR analysis or other genetic analysis, which diagnostic test will then be developed and submitted to the FDA for castrate-resistant prostate cancer patients and for lung cancer patients on Tagrisso. In exchange for PreCheck’s services, and according to the terms of the Bioassay Services Agreement, the Company paid $900 to PreCheck as an advance for the future laboratory services to be performed. The term of the agreement is one year from the effective date.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025.

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

Status of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2024, we identified the below material weakness in our internal controls over financial reporting:

●	Due to our size and stage of development, segregation of all conflicting duties is not always possible or economically feasible. As of March 31, 2025, we continue to lack sufficient review procedures and segregation of duties such that proper review had not been performed by someone other than the preparer, including manual journal entries, and that process documentation is lacking for review

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting as necessary.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2024, our registration statement on Form S-1 registering our common stock was declared effective by the SEC. On September 17, 2024, the Company completed the IPO of 1,550,000 shares of common stock at a price of $4.00 per share. The Company received gross proceeds of $6,200,000, before deducting underwriting discounts and commissions and offering expenses.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 17, 2024.

The Company issued a total of 1,055,100 shares to Helena Global Investment Opportunities I Ltd., a Cayman Islands entity (“Helena”), in conjunction with entry into an up to $30 million equity line of credit agreement (the “ELOC”). The 1,055,100 shares were issued in two batches, with 670,641 shares issued at the time of entry into the ELOC and 384,459 shares issued in April 2025 upon effectiveness of the registration statement on Form S-1 (File No. 333-286662) registering the shares issued and issuable to Helena, with such shares being issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the period ended March 31, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2025

KAIROS PHARMA, LTD.

By:	/s/ John S. Yu
John S. Yu Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

