Form 10-K/A
period 2024-12-31
Kairos Pharma, LTD.
filed 2025-07-28
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of July 28, 2025, the Registrant had 20,457,480 shares of Common Stock outstanding.

EXPLANATORY NOTE

Kairos Pharma, Ltd. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, as amended (the “Original Form 10-K”), for purposes of adding in the information required by Items 10 through 14 of Part III not included in the Original Form 10-K. The Part III Items have already been filed with the Company’s Definitive Proxy Statement on Schedule 14A, which was filed by the Company on April 30, 2025, but was not deemed received by the SEC until May 1, 2025, and which was subsequently amended on May 16, 2025. As such, the Company is filing this Form 10-K/A to ensure that the Company’s Annual report on Form 10-K is deemed complete by the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted, in accordance with the guidance set forth in Question 161.01 of the Compliance Disclosure Interpretations of the Division of Corporation Finance of the SEC.

Except as described above, this Form 10-K/A does not modify or update the disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

i

ii

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers as of the date hereof.

Name	Age	Position(s)
John S. Yu, M.D.	61	Chief Executive Officer and Chairman of the Board
Neil Bhowmick, Ph.D.	54	Chief Scientific Officer
Ramachandran Murali. Ph.D.	65	Vice President of Research and Development
Doug Samuelson	65	Chief Financial Officer
Hyun W. Bae, M.D.	55	Independent Director
Hansoo Michael Keyoung, M.D., Ph.D.	50	Independent Director
Rahul Singhvi, Sc.D., MBA	59	Independent Director

There are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.

John S. Yu, M.D., CEO and Chairman of the Board of Directors

Dr. Yu, our co-founder, Chairman and Chief Executive Officer, is a medical clinician and investigator. Since 2019, Dr. Yu has also served as the Chief Financial Officer and a director of our wholly owned subsidiary, Enviro. Dr. Yu is committed to advancing Kairos’s pipeline to tackle the most unmet needs in cancer: resistance to cancer therapeutics and the suppressed immune response in cancer. As the Professor of Neurosurgery and Director of Surgical Neuro-Oncology at Cedars-Sinai Medical Center, where he has worked since January 1998 until present, he has dedicated his medical career to the development of immunotherapy for cancer and glioblastoma. Dr. Yu is the co-inventor of the GITR and activated T cell technology. Dr. Yu earned his bachelor’s degree from Stanford University in 1985 and spent a year at the Sorbonne in Paris studying French literature while completing a fellowship in immunology at the Institut Pasteur in Paris, and earned his medical degree from Harvard Medical School in 1990 and a master’s degree from the Harvard University Department of Genetics in 1990, before pursuing a neurosurgical residency at Massachusetts General Hospital in Boston. His portfolio has included 26 research grants, 10 patents, seven FDA-approved investigational drugs and 17 IRB approved clinical trials. We believe Dr. Yu, with his substantial experience in the field, is qualified to serve on our board of directors.

Neil Bhowmick, Ph.D., Chief Scientific Officer

Dr. Bhowmick, our Chief Scientific Officer, has more than 20 years of broad biochemistry experience filing and prosecuting patents in therapeutics and devices, published in peer-reviewed journals (110 publications) leading foundational and pre-clinical cancer studies, obtaining regulatory approvals, and conducting clinical trials. Dr. Bhowmick discovered the role of fibroblasts in cancer therapy resistance and has used this finding to extend the time of cancer remission in multiple cancer types in preclinical and clinical examples as a founder and CEO of Enviro Therapeutics Inc. He trained at Vanderbilt University and is the Professor of Medicine at Cedars-Sinai Medical Center and Director of the Cancer Biology Program at Cedars-Sinai Cancer. He is on the Editorial Board of four scientific journals and charter member of a NIH grant study section. Dr. Bhowmick was a Consultant at Celgene (currently Bristol Myers Squibb, a New York Stock Exchange-listed company) in 2009, Xencor Inc., a Nasdaq-listed company, from 2019 to 2020 and at Tracon, a Nasdaq-listed company, from 2014 to 2019. He currently serves on the Scientific Advisory Board of FibroBiologics. Dr. Bhowmick has received NCI/NIH funding for over 15 years, has been cited over 15,000 times, and holds six patents for biomarker detection platforms and stromal targeted therapeutics (inclusive of ENV 105 and ENV 205).

Ramachandran Murali, Ph.D., Vice President of Research and Development

Dr. Murali, our Vice President of Research and Development, is an established structural biologist with expertise in macromolecular crystallography, computational biology, drug discovery, immunology, and cancer biology. Using these skills, Dr. Murali advanced a unique technology for creating small peptidomimetics and small molecule drugs that target protein-protein/DNA interactions for diagnostic and therapeutic applications in areas like cancer biology, immunotherapy, and autoimmune pathologies. Dr. Murali co-founded three biotech startup companies, including Xcyte Therapeutics, a cancer immunotherapy company founded in Seattle, WA in 1996, Ception Therapeutics, Inc, an immunotherapeutic pharmaceutical company founded in Philadelphia, PA in 2003 and Nidus, CA, a immunotherapeutic company founded in Los Angeles, CA in 2005. Dr. Murali’s accomplishments also include developing small molecule agonist/antagonists for numerous cell surface receptor complexes, including members of the TNFR super family. Recently, he targeted various transcription factors, such as Onecut-2, for cancer therapy. Dr. Murali has over 10 years of experience in collaborating with several biotech companies and is a co-inventor of more than 10 patents. Dr. Murali obtained his doctoral degree in Biophysics from the University of Madras, one of the pioneering institutes for structural biology in India. Upon graduation, he completed his post-doctoral training at Columbia University and the Wistar Institute (Philadelphia, PA). Later, he joined the University of Pennsylvania as a faculty member and rose to the position of Associate Professor. He is currently a Professor in the Department of Biomedical Sciences, Research Division of Immunology at Cedars-Sinai Medical Center (Los Angeles, CA).

Doug Samuelson, Chief Financial Officer

Mr. Samuelson has served as our external Chief Financial Officer since 2019. Mr. Samuelson is a finance and accounting professional with over 25 years of experience. From 2016 to 2022, Mr. Samuelson served as the Chief Financial Officer of Wellness Center USA, Inc. in Tucson, Arizona. From 2016 to March 2020, Mr. Samuelson served as the Director of Accounting of Second Sight Medical Products, Inc., and in this position, managed all accounting functions, including all general ledger close functions, tax reporting, external audit responsibilities, banking and technical accounting issues. From 2018 to 2019, Mr. Samuelson served as the Chief Financial Officer of AdvaVet, Inc., in Los Angeles, California, the U.S. subsidiary of Swedish pharmaceutical company, Oasmia Pharmaceutical AB (NASDAQ: OASM). From 2016 to 2018, Mr. Samuelson was the Chief Financial Officer of Solis Tek, Inc. (OTC: GNAL), where he handled all financial reporting with the SEC. Mr. Samuelson obtained a Bachelor of Science in Accounting from University of Utah, College of Business, and obtained a Master of Science in Computer Science from California State University, Northridge, School of Engineering. He is also a Certified Public Accountant in the State of California.

Hyun W. Bae, M.D., Independent Director

Dr. Hyun W. Bae has served on our board of directors as an independent director since September 9, 2020. Dr. Bae is an orthopaedic surgeon in private practice in Santa Monica, California, and has been appointed Professor in Orthopaedic Surgery at Cedars-Sinai Medical Center, the Director of Cedars’ Education and Fellowship program, and a clinical partner of the Orthopaedic Stem Cell and Tissue Engineering Laboratory. Since 2010, Dr. Bae has served as the Chief Medical Officer and a director of Prosidyan, a company that develops proprietary fiber-based bioactive glass products. Dr. Bae has served as a Scientific Advisory Board Member of Mesoblast since 2008, Engage Surgical since 2018, and Spine Biopharma since 2019. He also served as a Scientific Advisory Board Member of Tissuegene from 2008 to 2015. Dr. Bae is a 20-year veteran of the drug development industry and is a renowned researcher and inventor. He was principal investigator for four FDA-approved randomized clinical trials and has completed 30 clinical studies throughout his career. Dr. Bae also has authored 60 published scientific papers, written five review articles and holds 30 patents. Dr. Bae obtained a Biomechanics degree from Columbia University and a Doctor of Medicine degree, cum laude, from Yale University and is a former NIH Howard Hughes Research Fellow in Bethesda, Maryland. We believe that Dr. Bae is qualified to serve on our board of directors because of his industry and technical experience, including his operational experience in drug discovery and development, and service on multiple company boards.

Hansoo Michael Keyoung, M.D., Ph.D., Independent Director

Dr. Hansoo Michael Keyoung has served on our board of directors as an independent director since our IPO in September 2024. For over 20 years, Dr. Keyoung has led a successful career as a physician, healthcare executive, and investor in the United States, Europe and Asia. Since 2017, Dr. Keyoung has served as the head of North America for CBC Group, a healthcare-dedicated private equity firm with over $4 billion in assets under management. He has served as Board Chair of AffaMed Therapeutics since 2019, a director of Graybug Vision, a Nasdaq-listed company, since 2019, and a director of InxMed since 2019. From 2015 to 2017, Dr. Keyoung also served as the Chief Executive Officer of Genexine, a KOSDAQ-listed biotech company with a $1 billion plus market cap focused on developing innovative biologic drugs for cancer and rare diseases. During his tenure as Chief Executive Officer of Genexine, he successfully helped lead clinical development in Europe and Asia, raised $100 million in equity, and set up partnerships with Merck, Fosun Pharma, Tasly Pharma, and Kalbe Pharma. From 2013 to 2015, he also served as President of Catalyst Biosciences, a Nasdaq-listed company and a clinical-stage hemophilia and ophthalmology company that partnered with Pfizer, MedImmune, and Isu Abxis. Additionally, he has experience advising Eli Lilly, Bausch & Lomb, and Samsung Electronics/Biologics on Asian expansion, global drug development and commercial partnership strategies. Dr. Keyoung has a Doctor of Medicine degree and a Doctor of Philosophy degree in neuroscience and neurology from Cornell University Weill Medical College and Memorial Sloan Kettering. He was also a Biomedical Fellow at Rockefeller University and Memorial Sloan Kettering. We believe that Dr. Keyoung is qualified to serve on our board of directors because of his extensive experience serving in management and on boards of directors of public company, his experience in private equity investing in healthcare companies, and his extensive advisory work to industry-leading healthcare companies.

Rahul Singhvi, Sc.D., MBA, Independent Director

Dr. Rahul Singhvi has served on our board of directors as an independent director since December 10, 2024. Dr. Singhvi is a global leader in the Life Sciences industry and is cofounder of the US based biomanufacturing company, Resilience (National Resilience, Inc.). Prior to cofounding Resilience in 2020, from October 2019 to July 2020, Dr. Singhvi was an Operating Partner at Flagship Pioneering, where he founded and operated companies launched from Flagship’s innovation foundry, Flagship Venture Labs. Before joining Flagship, from September 2013 until October 2019, Rahul was the Chief Operating Officer at the Vaccine Business Unit of Takeda Pharmaceutical Co Ltd. (NYSE: TAK) where he led worldwide vaccine manufacturing operations. Before joining Takeda, from August 2005 to April 2011, Dr. Singhvi was President and CEO of Novavax, Inc. (Nasdaq:NVAX) where he led the company’s transformation into a global vaccine player. Dr. Singhvi’s career began at Merck & Co in 1994, where he held several positions in R&D and manufacturing. Dr. Singhvi serves on the Board of Trustees of the Keck Graduate Institute, and on the Board of Directors for Codexis (Nasdaq:CDXS), and Garuda Therapeutics (private). Dr. Singhvi graduated as the top ranked chemical engineer from the Indian Institute of Technology, Kanpur, India and obtained both his M.S. and Sc.D. degrees in chemical engineering from MIT. He received an MBA from the Wharton School of the University of Pennsylvania, where he graduated as a Palmer Scholar. Because of Dr. Signhvi’s experience and knowledge in the operation and leadership of early-stage public healthcare companies, we believe he will be able to provide valuable insights and contributions to our Board.

Family Relationships

There are no family relationships among our directors and executive officers.

Composition of Our Board of Directors

Our business and affairs are organized under the direction of our board of directors, which consists of four members, each of whom are elected to serve for one year terms to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counselling, and direction to our management. Our board of directors meets on a regular basis and additionally as required.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that three of our four directors, each of Drs. Bae, Keyoung and Singhvi, are “independent” directors in accordance with the rules and regulations of NYSE American.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Board of Directors’ Role in Risk Oversight

The board of directors oversees that the assets of our Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board of directors’ oversight of the various risks facing our company. In this regard, our board of directors seeks to understand and oversee critical business risks. Our board of directors does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board of directors recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board of directors oversees risk management, company management is charged with managing risk. Management communicates routinely with the board of directors and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board of directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board of directors. We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors. The audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee will evaluate risk associated with management decisions and strategic direction.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which is made up of independent directors. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee has adopted a written charter that satisfies the application rules and regulation of the SEC and the NYSE American rules and regulations, which have been posted to our website at https://kairospharma.com. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Dr. Michael Keyoung, Dr. Hyun W. Bae and Dr. Rahul Singhvi, each of whom our board of directors has determined satisfies the independence requirements under the NYSE American rule and regulations and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Dr. Michael Keyoung, whom our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial-statement audits, and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	helping our board of directors oversee our corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related person transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Dr. Singhvi, Dr. Keyoung and Dr. Bae. The chair of our compensation committee is Dr. Singhvi. Our board of directors has determined that each member of our compensation committee is independent under the NYSE American rules and regulations and as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs, and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

●	reviewing and approving the compensation of our chief executive officer, other executive officers, and senior management;

●	reviewing and recommending to our board of directors the compensation paid to our directors;

●	reviewing and approving the compensation arrangements with our executive officers and other senior management;

●	administering our equity incentive plans and other benefit programs;

●	reviewing, adopting, amending, and terminating, incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management;

●	reviewing, evaluating, and recommending to our board of directors’ succession plans for our executive officers; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation strategy, including base salary, incentive compensation, and equity-based grants, to assure that it promotes stockholder interests and supports our strategic and tactical objectives, and that it provides for appropriate rewards and incentives for our management and employees.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dr. Singhvi, Dr. Bae and Dr. Keyoung. The chair of our nominating and corporate governance committee is Dr. Singhvi. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the NYSE American rules and regulations, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;

●	instituting plans or programs for the continuing education of our board of directors and orientation of new directors;

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors and management.

Stockholders of record may also nominate director candidates for our annual meetings of stockholders by following the procedures set forth in our bylaws.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to all our employees, officers, and directors. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics has been posted on our website at www.kairospharma.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or accessible through, our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is only an inactive textual reference.

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our common stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin three weeks prior to the last day of each fiscal quarter and ending three business days following the date the Company’s financial results are publicly disclosed and the Form 10-Q or the Form 10-K is filed. Additional blackout periods may be imposed with or without notice, as the circumstances require.

In addition, directors, officers and employees are expressly prohibited from making certain transactions, including short-term trading, short sales, options trading, trading on margin, and hedging, unless such transaction is specifically approved in advance by the administrator of our insider trading policy.

While we have not adopted a formal policy governing insider trading restrictions on the Company itself, as a matter of practice the Company observes the same procedures and restrictions, including the potential existence of material non-public information, with respect to transactions by the Company in its securities, including repurchases of common stock.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently, or has been at any time, one of our executive officers or employees. None of our executive officers currently serves, or has served during the last calendar year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

To the Company’s knowledge, based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2024, except for the following:

Name	Late Reports	Date of Earliest Transaction	Date Filed

Doug Samuelson	Form 4	11/22/2024	11/25/2024
Rahul Singhvi	Form 3	12/10/2024	04/30/2025

ITEM 11 - EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for the year ended December 31, 2024 and 2023 were Dr. Yu, Dr. Bhowmick, Dr. Murali, and Mr. Samuelson.

Summary Compensation Table

Set forth below is the summary compensation table for our named executive officers for the years ended December 31, 2024 and 2023. We are currently a “emerging growth company” and a “smaller reporting company” as defined under SEC rules and, as a result, we are required to include only two years of compensation disclosure, rather than three years, in this table.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John S. Yu	2024	51,301	-	34,440	-	-	-	-	85,741
	2023	-	-	-	-	-	-	-	-

Neil Bhowmick	2024	29,315	-	34,440	-	-	-	-	72,755
	2023	-	-	-	-	-	-	-	-

Ramachandran Murali	2024	23,452	-	34,440	-	-	-	-	63,892
	2023	-	-	-	-	-	-	-	-

Doug Samuelson	2024	14,657	-	123,000	-	-	-	-	137,657
	2023	-	-		-	-	-	-	-

Compensation Discussion and Analysis

This Compensation Discussion and Analysis reviews the principles underlying our compensation policies and decisions for 2024.

Executive Compensation Principles & Best Practices

What We Do	What We Do Not Do

● Our Board has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board of Directors has adopted written charters for each of these committees.

● We do not allow repricing of stock options without stockholder approval.

● We do not provide change of control payments or gross-up of related excise taxes.

● Dividend equivalents will not be paid unless vesting and performance conditions for Restricted Stock Units (RSUs), to which such rights attach, are met.

● We do not provide significant perquisites to our named executive officers.

Compensation Philosophy

Our compensation program is designed to attract, motivate, and retain highly talented executives, and to provide competitive compensation opportunities that align management’s interests with the short- and long-term interests of our stockholders. Our incentive compensation plans are designed with the objectives of motivating the desired performance and maximizing stockholder value. We believe that our compensation program, supported by our underlying compensation philosophy, serves to motivate management to execute on the strategic and operational plans that will deliver increases in stockholder value over the long-term.

The forms and level of compensation for each named executive officer are determined after considering several factors, including the executive’s position and scope of responsibility, as well as their ability to assume increasing responsibility within the Company, performance results, and, at times, other external market-based factors. The Compensation Committee uses all of this information when establishing compensation opportunities in order to arrive at a comprehensive package that both emphasizes performance and is competitive in the marketplace.

The Compensation Committee reviews and considers this philosophy at least annually and may adjust it from time to time as deemed necessary or appropriate.

Evaluation of Stockholder “Say — on — Pay” Vote Results

We value input from our stockholders on our executive compensation programs. Our Board seeks an annual non-binding advisory vote from stockholders to approve our executive compensation. We believe our overall executive compensation program aligns with our philosophy and designed to create long-term value for stockholders.

Roles & Responsibilities in the Compensation Process

The Company’s compensation philosophy drives our decision-making process. Decisions about individual levels of each compensation element involve the participation of multiple parties, following a comprehensive, multi-step process. The key parties and their roles in the process are described below:

Role of the Compensation Committee

The Compensation Committee is appointed by our Board to assist it in fulfilling its oversight responsibilities by directing all significant aspects of our compensation policies and programs, including:

●	Reviews and approves the compensation and annual performance objectives, if any, and goals of our executive officers.

●	Reviews, approves, and administers cash and equity incentive-based compensation plans in which our executive officers participate.

●	Evaluates Chief Executive Officer and other named executive officers performance in light of the Company’s goals and objectives and recommends to the Board the salaries and short- and long-term incentives payouts for our Chief Executive Officer and other named executive officers.

●	Evaluates risks created by our compensation policies and practices and considers any reasonably likely effect of such risk.

●	Reviews and recommends to our Board new or modified executive compensation programs (if any).

Role of Management

We did not pay any compensation to our executive officers during the fiscal year ended December 31, 2023 and before we completed our IPO in September 2024. Our Chief Executive Officer made recommendations to the Compensation Committee regarding the elements of compensation for each of our executive officers. He was assisted, as needed, by other members of management, including our Chief Financial Officer for purposes of administering and implementing the compensation program.

Compensation Elements

Base Salary

Base salary is the fixed element of an executive officer’s annual compensation and is intended to attract and retain highly qualified executives and to compensate for expected day-to-day performance. The Compensation Committee reviews the base salary for each of our executive officers on an annual basis and considers the following factors in making its determinations:

●	the executive officer’s position and associated responsibilities;

●	experience, expertise, knowledge and qualifications;

●	market factors;

●	the industry in which we operate and compete;

●	retention considerations;

●	the executive officer’s individual compensation history;

●	internal equity among salary levels of the members of our executive team and similarly situated/comparable executives in our peer group; and

●	our overall compensation philosophy.

The Company completed its IPO on September 16, 2024, after which time we commenced paying salaries to our executives. Prior to completion of our IPO, none of our executive officers received any salary, thus no salaries were paid during the fiscal year ended December 31, 2023. In 2024, base salaries of our named executive officers as of the calendar year end, which are reflective of the full salary that would have been owed for a full year of employment, were as follows:

Name	2024 Base Salary Rate	2023 Base Salary Rate
John S. Yu	$175,000	—
Neil Bhowmick	$100,000	—
Ramachandran Murali	$80,000	—
Doug Samuelson	$50,000	—

Long-Term (Equity) Incentives (“LTIP”)

Long-term equity incentives are designed to align the interests of management with those of our stockholders and motivating them to achieve sustained long-term performance improvements by linking a significant portion of compensation to stockholder returns. The Company issues awards of long-term equity and/or cash compensation under the LTIP consistent with the objectives and philosophy of our compensation programs. Our LTIP is governed by the Kairos Pharma, Ltd. 2023 Equity Incentive Plan, which was approved by our stockholders.

The board of directors also may consider and approve interim or mid-year grants, or grants made on another basis, from time to time based on business needs, changing compensation practices or other factors, at the discretion of the board of directors. The board of directors does not consider material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Each of our executive officers has received an initial grant of restricted stock units (“RSUs”), calculated on the date of grant, which vests annually in substantially equal installments over a period of three years. None of our executive officers received any RSUs during the fiscal year ended December 31, 2023 and before our IPO. The table below sets forth the RSUs received by our executive officers as of the fiscal year ended December 31, 2024.

Name	RSUs (#)(2)
John S. Yu	$14,000
Neil Bhowmick	14,000
Ramachandran Murali	14,000
Doug Samuelson	123,000

Employment Agreements

Each of our executive officers has entered into an employment agreement with us. The executive officers will each received annual cash compensation, payable in monthly installments commencing at the completion of our IPO, as well as an initial restricted stock grant of RSUs. As may be decided from time to time by our Compensation Committee, our executive officers may be entitled to various target bonuses. The terms of the employment agreements are as follows:

Employment Agreement with John Yu, MD

On September 27, 2023, we entered enter into an employment agreement with our Chief Executive Officer and Chairman of the Board, John Yu, M.D. Dr. Yu’s employment agreement became effective upon consummation of our IPO. Under the terms of his employment agreement, Dr. Yu will receive base compensation of $175,000 per year. Dr. Yu also received 14,000 RSUs, which will vest annually in substantially equal installments over a period of three years. In addition, Dr. Yu will be entitled to receive an annual cash or stock bonus, as may be determined by the compensation committee of the board of directors. Should Dr. Yu terminate his employment for “Good Reason,” as defined in his employment agreement, he will be entitled to his then applicable base salary for period of six months, subject to his continued compliance with certain requirements of his employment agreement. Dr. Yu will also be entitled to standard benefits that may be offered by the Company from time to time, including 30 days’ paid vacation.

Employment Agreement with Doug Samuelson

On September 27, 2023, we entered into an employment agreement with our Chief Financial Officer, Mr. Doug Samuelson, which became effective upon consummation of our IPO. Under the employment agreement, Mr. Samuelson will be entitled to receive (i) a base salary equal to $50,000 per year, payable in monthly installments; (ii) an annual grant of 50,000 RSUs, which RSUs will be issued each year on the anniversary date of our IPO, with each grant becoming fully vested after 12 months; and (iii) such number of RSUs equal to 1.2 times the amount of outstanding invoices then owed to Mr. Samuelson according to his current consulting agreement, with such number of RSUs to be calculated at our IPO per share purchase price. In addition, in the event of “Change of Control,” as such term is defined in his employment agreement, Mr. Samuelson will be entitled to receive 250,000 RSUs, which number shall include all RSUs Mr. Samuelson has received up until the date of the Change of Control, and which shall all vest immediately upon issuance. Mr. Samuelson will also be entitled to receive an annual cash or stock bonus, as may be determined by the compensation committee of the board of directors and will be entitled to standard benefits that may be offered by the Company from time to time, including 30 days’ paid vacation and six months’ severance in the event his employment is terminated without cause.

Employment Agreement with Neil Bhowmick, MD

On September 27, 2023, we entered into an employment agreement with our Chief Scientific Officer, Neil Bhowmick, M.D., which became effective upon the consummation of our IPO. Under Dr. Bhowmick’s employment agreement, Dr. Bhowmick will receive a base salary equal to $100,000 per year, payable in monthly installments, and 14,000 RSUs, which RSUs will vest annually over a period of three years. In addition, Dr. Bhowmick will be entitled to receive an annual cash or stock bonus, as may be determined by the board of directors or a committee thereof. Dr. Bhowmick will also be entitled to standard benefits that may be offered by the Company from time to time, including 30 days’ paid vacation and six months’ severance in the event his employment is terminated without “Good Cause” in accordance with the terms of his employment agreement.

Employment Agreement with Ramachandran Murali, MD

On September 27, 2023, we entered into an employment agreement with our Vice President of Research and Development, Ramachandran Murali, MD, which became effective upon consummation of our IPO. Under Dr. Murali’s employment agreement, Dr. Murali will receive base compensation of $80,000 per year and will receive an initial grant of 14,0000 RSUs, which RSUs will vest annually in substantially equal installments over a period of three years. In addition, Dr. Murali will be entitled to receive an annual cash or stock bonus, as may be determined by the board of directors or a committee thereof. Dr. Murali will also be entitled to standard benefits that may be offered by the Company from time to time, including 30 days’ paid vacation and six months’ severance in the event his employment is terminated without “Good Cause” in accordance with the terms of his employment agreement.

Equity-Based Incentive Awards

In July 2023, we adopted our 2023 Equity Incentive Plan, which reserves 1,650,000 shares of common stock for issuance under the 2023 Equity Incentive Plan. Our equity-based incentive awards granted under the 2023 Equity Incentive Plan are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. Our board of directors or an authorized committee thereof is responsible for approving equity grants.

Outstanding Equity Awards at Fiscal Year End

None of our named officers had been granted options, or received any other type of equity compensation, during the fiscal years ended December 31, 2024 and 2023.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company we will be exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our chief executive officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal years ended December 31, 2024 and 2023.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal years ended December 31, 2024 and 2023.

Potential Payments upon Termination or Change-in-Control

Our employment agreements with our executive officers include a termination clause which includes that, in the event of termination for a good reason, including a change of control, the Company shall pay to the executive severance in an amount equal to the executive’s then applicable base salary for a period equal to the number of months set forth in such executive’s employment agreement (the “Severance Period”), payable in the form of salary continuation for the applicable Severance Period following the executive’s termination, and subject to the Company’s regular payroll practices and required withholdings. Such severance shall be reduced by any cash remuneration paid to the executive because of the executive’s employment or self-employment during the Severance Period. The executive shall continue to receive all benefits (either through the Company or an Affiliate) during the Severance Period. In addition to the above, our Chief Financial Officer will receive five years’ worth of RSU grants in the event of a change of control.

Equity Benefit Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants, and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain, and motivate employees, consultants, and directors, and encourages them to devote their best efforts to our business and financial success. As a result, we adopted the 2023 Equity Incentive Plan in July 2023 in advance of our IPO. The 2023 Equity Incentive Plan includes the features set forth below.

2023 Equity Incentive Plan

Tax Limitations on Options. Each option will be designated in an award agreement as either an Incentive Stock Option (“ISO”) or a Nonstatutory Stock Option (“NSO”). However, notwithstanding such designation, to the extent that the aggregate fair market value of the shares with respect to which ISOs are exercisable for the first time by the participant during any calendar year exceeds $100,000, such options will be treated as NSOs. The fair market value of the shares will be determined as of the time the option with respect to such shares is granted. The administrator will determine the term of each option in its sole discretion; provided, however, that the term will be no more than ten (10) years from the date of grant in the case of ISOs. Moreover, in the event an ISO is granted to a participant who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the term of the ISO will be five (5) years from the date of grant or such shorter term as may be provided in the award agreement.

Restricted Stock Unit Awards. Restricted stock units (“RSUs”) may be granted at any time and from time to time as determined by the administrator of the 2023 Equity Incentive Plan. Each RSU grant will be evidenced by an award agreement that will specify such other terms and conditions as the administrator, in its sole discretion, will determine in accordance with the terms and conditions of the 2023 Equity Incentive Plan. The administrator, in its discretion, may accelerate the time at which any restrictions will lapse or be removed, subject to the prohibition on acceleration of the timing of distribution of deferred compensation subject to Section 409A of the Code, to the extent applicable to the award. On the date set forth in the award agreement, all unearned RSUs will be forfeited to the Company.

Restricted Stock Awards. Each restricted stock award will be evidenced by an award agreement that will specify the period of restriction, the number of shares granted, and such other terms and conditions as the administrator will determine. During the period of restriction, service providers holding shares of restricted stocks granted hereunder may exercise full voting rights with respect to those shares, unless the administrator determines otherwise in a manner not prohibited by the award agreement. During the period of restriction, service providers holding shares of restricted stocks will be entitled to receive all dividends and other distributions paid with respect to such shares unless otherwise provided in the award agreement. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions on transferability and provisions for forfeiture as the shares of restricted stocks with respect to which they were paid. On the date set forth in the award agreement, the restricted stocks for which restrictions have not lapsed will revert to the Company and again will become available for grant under the 2023 Equity Incentive Plan.

Stock Appreciation Rights. Stock appreciation rights will be granted in accordance with stock appreciation rights agreements, in the form adopted by the administrator. The exercise price of stock appreciation rights will be not less than 100% of the fair market value of a share on the date of grant. Each stock appreciation right grant will be evidenced by an award agreement that will specify the exercise price, the number of shares with respect to which the award is granted, the term of the stock appreciation right, the conditions of exercise, and such other terms and conditions as the administrator, in its sole discretion, will determine. Stock appreciation right granted under the 2023 Equity Incentive Plan will expire upon the date determined by the administrator and set forth in the award agreement; provided, however, that the term will be no more than ten (10) years from the date of grant thereof. Upon exercise of a stock appreciation right, a participant will be entitled to receive payment from the Company in an amount determined by multiplying: (i) the difference between the fair market value of a share on the date of exercise over the “stock appreciation right exercise price,” as defined under Treasury Regulation Section 1.409A-1(b)(i)(B)(2), i.e., the fair market value of a share on the date of grant of the stock appreciation right; times (ii) the number of shares with respect to which the stock appreciation right is exercised. At the discretion of the administrator, the payment upon stock appreciation right exercise may be in cash, in shares of equivalent value, or in some combination thereof.

Performance Awards. Performance units and performance shares may be granted to service providers at any time and from time to time, as will be determined by the administrator, in its sole discretion. Each performance unit will have an initial value that is established by the administrator on or before the date of grant. Each performance share will have an initial value equal to the fair market value of a share on the date of grant. The administrator will set performance objectives or other vesting provisions. The administrator may set vesting criteria based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment), or any other basis determined by the administrator in its discretion. Each award of performance units/shares will be evidenced by an award agreement that will specify the performance period, and such other terms and conditions as the administrator, in its sole discretion, will determine. After the applicable performance period has ended, the holder of performance units/shares will be entitled to receive a payout of the number of performance units/shares earned by the participant over the performance period, to be determined as a function of the extent to which the corresponding performance objectives or other vesting provisions have been achieved. Payment of earned performance units/shares will be made as soon as practicable after the expiration of the applicable performance period or, if earlier, after the date on which a participant’s interest in such performance units/shares is no longer subject to a substantial risk of forfeiture, provided however, that in no event shall such payment be made after the later to occur of (i) December 31 of the year in which such risk of forfeiture lapses or (ii) two and one-half months after such risk of forfeiture lapses. The administrator, in its sole discretion, may pay earned performance units/shares in the form of cash, in shares (which have an aggregate fair market value equal to the value of the earned performance units/shares at the close of the applicable performance period) or in a combination thereof. On the date set forth in the award agreement, all unearned or unvested performance units/shares will be forfeited to the Company, and again will be available for grant under the Plan.

Other Stock Awards. The administrator may grant other awards based in whole or in part by reference to our common stock. The administrator will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Adjustments. In the event that any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the shares occurs, the administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2023 Equity Incentive Plan, will adjust the number and class of shares that may be delivered under the 2023 Equity Incentive Plan and/or the number, class, and price of shares covered by each outstanding award, and the numerical share limits set forth thereof.

Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, any corporate separation or division, including, but not limited to, a split-up, a split-off or a spin-off; a reverse merger in which the Company is the surviving entity, but the shares of Company stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or the transfer of more than fifty percent (50%) of the then outstanding voting stock of the Company to another person or entity, the administrator will notify each participant as soon as practicable prior to the effective date of such proposed transaction. The Company, to the extent permitted by applicable law but otherwise in its sole discretion may provide for: (i) the continuation awards by the Company (if the Company is surviving entity or its parent; (ii) the assumption of the 2023 Equity Incentive Plan and such outstanding awards by the surviving entity or its parent; (iii) the substitution by the surviving entity or its parent of rights with substantially the same terms for such outstanding awards; or (iv) the cancellation of such outstanding rights without payment of any consideration provided that in the case of this clause (iv), the administrator will provide notice of its intention to cancel award and offer a reasonable opportunity to exercise vested awards.

Change in Control. In the event of a merger or change in control, as defined in the 2023 Equity Incentive Plan, each outstanding award will be treated as the administrator determines, including, without limitation, that each award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. The administrator will not be required to treat all awards similarly in the transaction.

Plan Amendment or Termination. The administrator may at any time amend, alter, suspend, or terminate the 2023 Equity Incentive Plan. The Company will obtain stockholder approval to any amendment to the 2023 Equity Incentive Plan to the extent necessary or desirable to comply with applicable rules and regulations. No amendment, alteration, suspension, or termination of the 2023 Equity Incentive Plan will impair the rights of any participant, unless mutually agreed otherwise between the participant and the administrator, which agreement must be in writing and signed by the participant and the Company. Termination of the 2023 Equity Incentive Plan will not affect the administrator’s ability to exercise the powers granted to it thereunder with respect to awards granted under the 2023 Equity Incentive Plan prior to the date of such termination.

Clawback Policy

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002, as amended. As such, on March 1, 2024 we adopted a clawback policy, entitled, “Policy for Recovery of Erroneously Awarded Compensation.”

Non-Employee Director Compensation

Compensation for non-employee directors is determined by the board of directors. Each non-employee director receives an annual cash compensation of $50,000, payable in quarterly instalments in arrears, plus an additional $10,000 cash compensation for the chair of the audit committee. In addition, our policy provides that, upon initial election or appointment to our board of directors, each new non-employee director will be granted a one-time grant, or Director Initial Grant, of $50,000 of RSUs, with the number of RSUs issued calculated as of the grant date, which will vest in substantially equal annual instalments over a period of three years. The Director Initial Grant is subject to full acceleration of vesting upon the sale of our Company, in accordance with the terms of our 2023 Equity Incentive Plan. Employee directors receive no additional compensation for their service as a director.

We reimburse our directors for all reasonable out-of-pocket expenses incurred for their attendance at meetings of our board of directors or any committee thereof.

Our current non-employee directors earned the following compensation for their service during fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Hyun W. Bae(1)	$14,583	$24,600	—	—	—	$39,183
Hansoo Michael Keyoung(1)	$17,500	$24,600	—	—	—	$42,100
Rahul Singhvi(2)	$2,822	$50,000	—	—	—	$52,822

(1)	We entered into director agreements with Dr. Bae and Dr. Keyoung, effective September 16, 2024, the date of our initial listing on the NYSE American.

(2)	We entered into a director agreement with Dr. Singhvi upon his appointment on December 10, 2024.

(3)	Each non-employee director received RSUs which vest annually in one-third increments over a period of three years.

Our certificate of incorporation contains provisions limiting the liability of directors, and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our certificate of incorporation and bylaws will also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board of directors. In addition, we have entered into indemnification agreements with each of our directors and executive officers, which will require us to indemnify them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding beneficial ownership of our capital stock as of the date of this prospectus by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors and named executive officers; and

●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 20,457,480 shares of our common stock outstanding as of July 28, 2025.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is 2355 Westwood Blvd. #139, Los Angeles, California 90064.

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Greater than 5% Holders:
Technomedics Management and Systems, Inc.(1)	1,173,572	5.7

Directors and Named Executive Officers:
John S. Yu, M.D.	5,341,837	26.1
Ramachandran Murali, Ph.D.	137,524	**
Neil Bhowmick, Ph.D.	1,129,653	5.5
Douglas Samuelson	104,888	**
Hyun W. Bae, M.D	44,286	**
Hansoo Michael Keyoung, M.D.(2)	-	-
Rahul Singhvi, Sci.D., MBA(2)	-	-

All directors and executive officers as a group (7 persons)	6,758,187	33.0

** Represents beneficial ownership of less than 1%.

(1) Manfred Mosk exercises voting and investment power of all shares held by Technomedics Management and Systems, Inc.

(2) Does not include restricted stock units issued under the Company’s 2023 Equity Incentive Plan which remain subject to vesting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 as of December 31, 2024, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Loans and Advances from Related Parties

In August 2024, the Company borrowed $0.04 million from one of its officers. The loans accrue interest at 7.5% interest per annum, are unsecured, and are due in August 2025.

In April and May 2024, the Company borrowed $0.1 million from three of its officers. The loans accrue interest at 7.5% per annum, are unsecured, and are due in April 2025. The officers holding notes payable have since agreed to convert the outstanding loans and principal into shares of common stock of the company, converting at the IPO per share purchase price, following completion of the IPO.

During the year ended December 31, 2021, stockholders of the Company, and a company whose principal stockholder is also a stockholder of the Company, advanced the Company $0.01 million, which was all outstanding at December 31, 2021. The advances accrue no interest, are unsecured and are due on demand. As of December 31, 2021, $0.01 million was owed on the advances. During the year ended December 31, 2022, the Company repaid $0.01 million of the advances, and as of December 31, 2022 and 2023, and June 30, 2024, a total of $0.004 was outstanding.

Policies and Procedures for Transactions with Related Persons

Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 (or, if less, 1% of the average of our total assets in a fiscal year) and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Board Independence

As required under the listing standards of the NYSE American, a majority of the members of a listed company’s board must qualify as “independent director,” as affirmatively determined by the Company’s board of directors. NYSE American defines an “independent director” as a director who is not an executive officer or employee of the company and who does not otherwise have a relationship that would interfere with the exercise of independent judgment in carrying out a director’s responsibilities. We presently maintain a four person board, led by our Chairman and Chief Executive Officer, Dr. John Yu, with three independent directors. Our board has determined that the following directors are considered independent under Nasdaq rules and SEC regulations: Dr. Hyun W. Bae, Dr. Hansoo Michael Keyoung and Dr. Rahul Singhvi.

ANNUAL REPORT

On April 15, 2025, we filed with the SEC our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequently filed an Amendment No. 1 to Form 10-K (the “10-K/A”) solely to update the exhibits in the Form 10-K/A to include Exhibit 97.1, the company’s recovery policy for erroneously awarded equity compensation. A copy of the Annual Report has been made available with this proxy statement to all stockholders entitled to notice of and to vote at the Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (PCAOB Firm ID: 688) served as our independent registered public accounting firm for fiscal years ended December 31, 2024 and December 31, 2023.

Fees Paid to Auditors

The following table presents fees paid for professional services rendered by Marcum LLP over the last two years for the audit of the Company’s financial statements contained in the Company’s IPO registration statement, annual financial statements, and review of financial statements included in the Company’s Forms 10-Q and 10-K, and fees billed for other services.

(in thousands)	2024	2023
Audit fees(1)	$144,200	$41,200
Audit-related fees	59,740	—
Tax fees	—	—
All other fees	—	—
Total	$203,940	$41,200

(1)	Audit fees consist of fees for the audit of the Company’s annual financial statements for 2024 and 2023 and services in connection with registration statements filed in 2024 and 2023. Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q and for consent or comfort letter procedures performed in conjunction with registration statements or completing financial transactions during the respective fiscal years.

Audit Committee Pre-approval Policies and Procedures

Our policy has been for the Audit Committee to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to our former auditor, Marcum LLP, during fiscal 2023 and 2024. The Audit Committee has determined that the fees paid to Marcum LLP for services were compatible with maintaining Marcum LLP’s independence as our auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 14, 2025).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 17, 2025).
4.4	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 17, 2025).
10.1	Exclusive Option Agreement, dated March 16, 2020, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Depletion of Mitochondrial DNA) (incorporated by reference to Exhibit 10.1 to the Registration Statement filed on August 16, 2024).
10.2	Amendment to Exclusive Option Agreement, dated January 11, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Depletion of Mitochondrial DNA). (incorporated by reference to Exhibit 10.2 to the Registration Statement filed on August 16, 2024).
10.3	Exclusive Option Agreement, dated March 16, 202, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Solid Tumors) (incorporated by reference to Exhibit 10.3 to the Registration Statement filed on August 16, 2024).
10.4	Amendment to Exclusive Option Agreement, dated January 9, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Solid Tumors) (incorporated by reference to Exhibit 10.4 to the Registration Statement filed on August 16, 2024).
10.5	Exclusive License Agreement, dated June 21, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA from Circulation and for Detection of Mitochondrial or Genomic DNA) (incorporated by reference to Exhibit 10.5 to the Registration Statement filed on August 16, 2024).
10.6	Exclusive License Agreement, dated June 2, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Tumors to Therapies Through Endoglin Antagonism) (incorporated by reference to Exhibit 10.6 to the Registration Statement filed on August 16, 2024).
10.7	Exclusive License Agreement, dated August 30, 2019, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (as successor to AcTcell Biopharma, Inc.) (re Methods of generating activated T cells for cancer therapy) (incorporated by reference to Exhibit 10.7 to the Registration Statement filed on August 16, 2024).
10.8	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of generating activated T cells for cancer therapy) (incorporated by reference to Exhibit 10.8 to the Registration Statement filed on August 16, 2024).
10.9	Exclusive License Agreement, dated October 1, 2017, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of use of compounds that bind to RelA of NFkB) (incorporated by reference to Exhibit 10.9 to the Registration Statement filed on August 16, 2024).
10.10	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of use of compounds that bind to RelA of NFkB) (incorporated by reference to Exhibit 10.11 to the Registration Statement filed on August 16, 2024).
10.11	Exclusive License Agreement, dated October 1, 2017, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Fibrosis) (incorporated by reference to Exhibit 10.12 to the Registration Statement filed on August 16, 2024).

10.12	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Fibrosis) (incorporated by reference to Exhibit 10.13 to the Registration Statement filed on August 16, 2024).
10.13	Exclusive License Agreement, dated March 12, 2019, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Cancer and Autoimmune Diseases) (incorporated by reference to Exhibit 10.14 to the Registration Statement filed on August 16, 2024).
10.14	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Cancer and Autoimmune Diseases) (incorporated by reference to Exhibit 10.15 to the Registration Statement filed on August 16, 2024).
10.15	License and Supply Agreement, dated May 21, 2021, between Tracon Pharmaceuticals, Inc., Enviro Therapeutics, Inc., and Kairos Pharma, Ltd. (incorporated by reference to Exhibit 10.16 to the Registration Statement filed on August 16, 2024)
10.16	First Amendment to Exclusive License Agreement, dated April 18, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA) (incorporated by reference to Exhibit 10.17 to the Registration Statement filed on August 16, 2024).
10.17	Second Amendment to Exclusive License Agreement, dated October 11, 2022, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Tumors to Therapies Through Endoglin Antagonism) (incorporated by reference to Exhibit 10.18 to the Registration Statement filed on August 16, 2024).
10.18	Form of Subscription Agreement for 6% Convertible Notes (incorporated by reference to Exhibit 10.20 to the Registration Statement filed on August 16, 2024).
10.19	Form of 6% Convertible Note (incorporated by reference to Exhibit 10.21 to the Registration Statement filed on August 16, 2024).
10.20	Form of Investor Rights and Lock-Up Agreement for 6% Convertible Notes (incorporated by reference to Exhibit 10.22 to the Registration Statement filed on August 16, 2024).
10.21	Kairos Pharma, Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement filed on August 16, 2024).
10.22	Form of Director Offer Letter (incorporated by reference to Exhibit 10.24 to the Registration Statement filed on August 16, 2024).
10.23	Form of Employment Agreement for John Yu (incorporated by reference to Exhibit 10.25 to the Registration Statement filed on August 16, 2024).
10.24	Form of Employment Agreement with Doug Samuelson (incorporated by reference to Exhibit 10.26 to the Registration Statement filed on August 16, 2024).
10.25	Form of Employment Agreement for Neil Bhowmick (incorporated by reference to Exhibit 10.27 to the Registration Statement filed on August 16, 2024).
10.26	Form of Employment Agreement for Ramachandran Murali (incorporated by reference to Exhibit 10.28 to the Registration Statement filed on August 16, 2024).
10.27	Form of Indemnification Agreement between Kairos Pharma, Ltd. and each of its directors (incorporated by reference to Exhibit 10.29 to the Registration Statement filed on August 16, 2024).
10.28	Conversion Agreement, dated March 7, 2024, between Cedars-Sinai Medical Center, Kairos Pharma, Ltd. and Enviro Therapeutics, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement filed on August 16, 2024).
10.29	Second Amendment to the Exclusive License Agreement to Methods and Use of Compounds that Bind to RelA of NF-kB, dated March 7, 2024, between Kairos Pharma Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.31 to the Registration Statement filed on August 16, 2024).
10.30	Second Amendment to the Exclusive License Agreement to Composition and Methods for Treating Fibrosis with Kairos Pharma Ltd, dated March 7, 2024, between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.32 to the Registration Statement filed on August 16, 2024).

10.31	Second Amendment to the Exclusive License Agreement to Compositions and Methods for Treating Cancer and Autoimmune Diseases, dated March 7, 2024, between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.33 to the Registration Statement filed on August 16, 2024).
10.32	Third Amendment to Exclusive License to Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA, dated March 7, 2024, between Enviro Therapeutics, Inc. and Cedars-Sinai Medical Center(incorporated by reference to Exhibit 10.34 to the Registration Statement filed on August 16, 2024).
10.33	Third Amendment to the Exclusive License Agreement to Sensitization of Tumors to Therapies Through Endoglin Antoganism, dated March 7, 2024, between Enviro Therapeutics, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.35 to the Registration Statement filed on August 16, 2024).
10.34	Form of Loan Agreement between the Company and Certain Officers (incorporated by reference to Exhibit 10.36 to the Registration Statement filed on August 16, 2024).
10.35	Master Services Agreement, dated August 1, 2024, between Kairos Pharma Limited and Prevail InfoWorks, Inc. (incorporated by reference to Exhibit 10.37 to the Registration Statement filed on August 16, 2024) (1)
10.36	Amendment to Loan Agreement, dated August 16, 2024, between the Company and John S. Yu (incorporated by reference to Exhibit 10.38 to the Registration Statement filed on August 16, 2024).
10.37	Amendment to Loan Agreement, dated August 16, 2024, between the Company and Doug Samuelson (incorporated by reference to Exhibit 10.39 to the Registration Statement filed on August 16, 2024).
10.38	Amendment to Loan Agreement, dated August 16, 2024, between the Company and Neil Bhowmick (incorporated by reference to Exhibit 10.40 to the Registration Statement filed on August 16, 2024).
10.39	Bioassay Services Agreement, dated September 20, 2024, between the Company and PreCheck (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 24, 2024).
10.40	Form of Advertising Services Agreement, dated September 23, 2024, between the Company and CEO.CA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.41	Form of Advisory & Consulting Agreement, dated September 23, 2024, between the Company and Belair Capital Advisors Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.42	Consulting Agreement, dated October 1, 2024, between Kairos Pharma, Ltd, Cross Current Capital LLC and Alan Masley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2024).
10.43	Purchase Agreement, dated November 12, 2024, by and between Kairos Pharma, Ltd. and Helena Global Investment Opportunities I Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.44	Second Conversion Agreement, dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.6 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.45	Third Amendment to Exclusive License Agreement (Cancer Autoimmune), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.7 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.46	Fourth Amendment to Exclusive License Agreement (Depletion of DNA), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center and Enviro Therapeutics, Inc (incorporated by reference to Exhibit 10.8 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.47	Third Amendment to Exclusive License Agreement (Fibrosis), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.9 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.48	Third Amendment to Exclusive License Agreement (RelA of NF-kB), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.10 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.49	Fourth Amendment to Exclusive License Agreement (Sensitization of Solid Tumors), dated November 13, 2024, by and between Enviro Therapeutics Inc. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.11 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).

10.50	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Doug Samuelson (incorporated by reference to Exhibit 10.12 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.51	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Ramachandran Murali (incorporated by reference to Exhibit 10.13 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.52	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Neil Bhowmick (incorporated by reference to Exhibit 10.14 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.53	Form of Amendment No. 1 to Employment Agreement by and between Kairos Pharma, Ltd. and John S. Yu (incorporated by reference to Exhibit 10.15 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.54	Director Offer Letter, dated December 10, 2024, between Kairos Pharma, Ltd. and Rahul Singhvi (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2024).
10.55	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.56	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.57	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.58	Form of Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 17, 2025).
10.59	Placement Agent Agreement, dated January 16, 2025, between Kairos Pharma, Ltd. and Boustead Securities LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 17, 2025).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed April 28, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Amendment No. 1 to the Company’s Annua Report on Form 10-K/A filed on April 28, 2025).
21.1	List of subsidiaries of Kairos Pharma, Ltd. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
23.1	Consent of Marcum LLP (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K filed April 15, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Certain information contained in this exhibit has been redacted because (i) it is not material and (ii) it is the type of information that the company normally treats as private or confidential.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIROS PHARMA, LTD.

	By:	/s/ John S. Yu
John S. Yu
Chief Executive Officer and Chairman of the Board of Directors
Date: July 28, 2025		Principal Executive Officer

