Form 10-Q
period 2025-06-30
Kairos Pharma, LTD.
filed 2025-08-12
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

N/A

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

The number of shares issued and outstanding of the registrant’s common stock on August 11, 2025 was 20,743,765.

KAIROS PHARMA, LTD.

PART I-FINANCIAL INFORMATION

Item 1: Financial Statements.

Kairos Pharma, Ltd.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts and par value data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,034	$1,272
Vendor advances, net	1,717	2,859
Prepaid expenses and other current assets	88	38
Total Current Assets	4,839	4,169

Deferred offering costs	1,692	1,377
Intangible assets, net	142	222
Total Other Assets	1,834	1,599

TOTAL ASSETS	$6,673	$5,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$676	$992
Total Current Liabilities	676	992

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 17,743,765 and 13,736,597 shares issued and outstanding, respectively;	18	14
Additional paid-in capital	17,478	13,577
Accumulated deficit	(11,499)	(8,815)
Total Shareholders’ Equity	5,997	4,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,673	$5,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	496	63	989	228
General and administrative	960	159	1,733	286
Total operating expenses	1,456	222	2,722	514

Loss from operations	(1,456)	(222)	(2,722)	(514)

Other income (expenses):
Interest expense	-	(12)	-	(23)
Debt discount amortization	-	(19)	-	(39)
Interest income	34	-	38	-
Total other expenses, net	34	(31)	38	(62)

NET LOSS	$(1,422)	$(253)	$(2,684)	$(576)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.02)	$(0.16)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	17,213,017	10,562,640	16,307,308	10,562,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, March 31, 2025 (unaudited)	16,376,118	$17	$17,192	$(10,077)	$7,132

Issuance of common shares upon the exercise of pre-funded warrants	490,000	-	-	-	-

Common shares issued for cash through equity line of credit, net of expenses	510,000	1	209	-	210

Issuance of common shares recorded as a vendor advance	367,647	-	-	-	-

Fair value of vested restricted stock units	-	-	77	-	77

Net loss for the three months ended June 30, 2025	-	-	-	(1,422)	(1,422)

Balance, June 30, 2025 (unaudited)	17,743,765	$18	$17,478	$(11,499)	$5,997

Balance, December 31, 2024	13,736,597	$14	$13,577	$(8,815)	$4,776

Fair value of common shares issued for deferred offering costs	384,459	1	327	-	328

Proceeds from the sale of common shares and pre-funded warrants, net of offering costs	2,500,000	2	3,056	-	3,058

Common shares issued for cash through equity line of credit, net of expenses	510,000	1	209	-	210

Issuance of common shares recorded as a vendor advance	534,188	-	156	-	156

Fair value of vested restricted stock units	78,521	-	153	-	153

Net loss for the six months ended June 30, 2025	-	-	-	(2,684)	(2,684)

Balance, June 30, 2025 (unaudited)	17,743,765	$18	$17,478	$(11,499)	$5,997

Balance, March 31, 2024 (unaudited)	10,562,640	$11	$4,123	$(6,535)	$(2,401)

Net loss for the three months ended June 30, 2024	-	-	-	(253)	(253)

Balance, June 30, 2024 (unaudited)	10,562,640	$11	$4,123	$(6,788)	$(2,654)

Balance, December 31, 2023	10,562,640	$11	$4,123	$(6,212)	$(2,078)

Net loss for the six months ended June 30, 2024	-	-	-	(576)	(576)

Balance, March 31, 2024 (unaudited)	10,562,640	$11	$4,123	$(6,788)	$(2,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,684)	$(576)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	80	80
Amortization of vendor advances	1,298	-
Fair value of vested restricted stock units	153	-
Amortization of debt discount	-	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(50)	(9)
Accounts payable and accrued expenses	(316)	334
Net cash used in operating activities	(1,519)	(132)

Cash Flows from Financing Activities
Proceeds from the sale and exercise of prefunded warrants	3,058	-
Proceeds from the equity line of credit	223	-
Proceeds from notes payable - officers	-	102
Payment of deferred offering costs	-	(42)
Net cash provided by financing activities	3,281	60

Net increase (decrease) in cash	1,762	(72)

Cash and cash equivalents, beginning of period	1,272	93
Cash and cash equivalents, end of period	$3,034	$21

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Common shares issued for deferred offering costs	$328	$-
Common shares issued for vendor advance	$156	$-
Reclassification of deferred offering costs to shareholders’ equity	$13	$-
Accrual for deferred offering costs	$-	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the six months ended June 30, 2025, the Company incurred a net loss of $2,684 and used cash in operations of $1,519. During that period, the Company closed a private financing in which the Company received net proceeds of $3,058 and closed two financings from its Equity Line of Credit (“ELOC”) for net proceeds of $210. At June 30, 2025, the Company had cash and cash equivalents totaling $3,034 and shareholders’ equity of $5,997. Subsequent to June 30, 2025, the Company closed an additional financing from its ELOC totaling net proceeds of $3,693 (see Note 7). The Company expects its current cash reserves to fund the Company’s operations for at least 12 months from the date of this filing.

The Company’s ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future, which will primarily be accomplished by raising additional capital to meet its operating needs and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings and the Company expects to continue to rely on these sources of capital until such time as it is able to generate revenue.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution to our stockholders, in the case of equity financing.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accruals for potential liabilities, amortization of deferred offering costs, valuations of stock-based compensation, the realization of deferred tax assets, and impairment analysis and useful life for intangible assets among others. Actual results could differ from these estimates.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The Company’s cash equivalents consisted of $2,537 in money market funds as of June 30, 2025. There were no cash equivalents as of December 31, 2024. The underlying securities in the money market funds held by the Company are all government backed securities.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during the six months ended June 30, 2025 and 2024 was $80, respectively, with an unamortized balance of $142 and $222 as of June 30, 2025, and December 31, 2024, respectively.

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets. A long-lived asset that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying value, an impairment determination is required. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. No impairment was recorded relating to the Company’s intangible asset during the six months ended June 30, 2025 and 2024.

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

For the six months ended June 30, 2025 and 2024, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	June 30, 2025	June 30, 2024
Warrants to purchase common stock	4,088,888	150,000
Restricted stock units	113,599	—
Total	4,202,487	150,000

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Statement of Operations. As of December 31, 2024, the Company incurred $1,377 of deferred offering costs related to the Company’s pending Equity Line of Credit (ELOC) offering. During the six months ended June 30, 2025, the Company incurred $328 of additional costs related to the ELOC. The ELOC was declared effective on April 24, 2025, and the Company will amortize these costs as cost of capital as the funds are raised, based upon the Company’s estimate of the ultimate funds raised by the ELOC. During the three and six months ended June 30, 2025, $13 of deferred offering costs were amortized as cost of capital, and as of June 30, 2025, total deferred offering costs were $1,692 related to the ELOC.

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

Cash equivalents consisted of money market funds at June 30, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – VENDOR AGREEMENTS

Vendor Advances

The Company has entered into various contracts with service providers pursuant to which the Company pays the vendor an advance at the beginning of the contractual period. These vendor advances could be paid by the Company either in cash or in shares of common stock, depending on the terms of the contract. The advances are reduced by the accumulated value of the services performed by the vendor or are amortized on a straight-line basis over the service period, whichever is shorter. As of December 31, 2024, advances to vendors totaled $3,115, with $2,615 being paid in cash and $500 being paid in shares of the Company’s common stock (see Note 4). Amortization expense relating to the vendor advances during the year ended December 31, 2024 was $256, with an unamortized balance of $2,859 as of December 31, 2024. During the six months ended June 30, 2025, an additional advance to a vendor totaled $156, with the advance being paid in shares of the Company’s common stock (see Note 4), and amortization expense relating to the vendor advances was $1,298, with an unamortized balance of $1,717 as of June 30, 2025.

Vendor advances consisted of the following at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Prevail Infoworks (a)	$900	$900
PreCheck Health Services (b)	900	900
CEO.CA Technologies (c)	250	250
Belair Capital Advisors (d)	365	365
Cross Current Capital (e)	856	700
	3,271	3,115
Less: accumulated amortization	(1,554)	(256)
Vendor advances, net	$1,717	$2,859

(a)	Kairos Agreement with Prevail Infoworks, Inc.

On August 1, 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before commencement of services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the advance payment to Prevail in October 2024 and it is included in vendor advances on the Company’s balance sheet as of June 30, 2025 and December 31, 2024.

(b)	Kairos Agreement with PreCheck Health Services, Inc.

On September 20, 2024, the Company entered into a bioassay services agreement (the “Bioassay Services Agreement”) with PreCheck Health Services, Inc., a Florida-based corporation (“PreCheck”). Pursuant to the Bioassay Services Agreement, PreCheck will provide certain biomarker screening services for the Company’s ongoing carotuximab (ENV105) clinical trials in order to assist the Company in identifying lung and prostate cancer patients suitable to the Company’s ongoing Phase 1 clinical trials for lung cancer patients and Phase 2 clinical trials for patients with castrate resistant prostate cancer. In exchange for PreCheck’s services, and according to the terms of the Bioassay Services Agreement, the Company paid $900 to PreCheck as an advance for the future laboratory services to be performed. The payment of $900 is included in vendor advances on the Company’s balance sheet as of June 30, 2025 and December 31, 2024. The term of the agreement is one year from the effective date.

(c)	Kairos Agreement with CEO.CA Technologies Ltd.

On September 23, 2024, the Company entered into an advisory and consulting services agreement (the “CEO.CA Agreement”) with CEO.CA Technologies Ltd., a Canadian company (“CEO.CA”), pursuant to which CEO.CA will provide certain internet-based financial information and communications services for a period of one year for a services fee of $250. The services fee is an advance on future services to be performed. The CEO.CA Agreement includes services such as strategic news placement, news releases, interviews, monthly analytics and a video launch. The CEO.CA Agreement contains other customary clauses, including representations and warranties, indemnification clauses and governing law clauses. The payment of $250 is included in vendor advances on the Company’s balance sheet as of June 30, 2025 and December 31, 2024.

(d)	Kairos Agreement with Belair Capital Advisors Inc.

On September 23, 2024, the Company entered into a strategic advisory agreement (the “Strategic Advisory Agreement”) with Belair Capital Advisors Inc. (“BCA”). BCA, a venture capital and corporate finance advisory firm, has been a long-term investor and advisor to the Company and frequently works with early-stage pharmaceutical companies. The strategic advisory services provided by BCA consist of corporate strategy, market positioning and long-term growth plans within the pharmaceutical sector, digital marketing and engagement, market research analysis and business development assistance, among other things. During the one-year term of the Strategic Advisory Agreement, in exchange for its services, the Company will pay BCA a $365 fee and will issue BCA 50,000 RSUs, which will vest at the end of six months following the date of issuance. The payment of $365 is included in vendor advances on the Company’s balance sheet as of June 30, 2025 and December 31, 2024.

(e)	Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200 in cash and agreed to issue to the Advisor $500 of restricted shares of the Company’s common stock under the Company’s 2023 Plan , calculated at 367,647 shares (the “Shares”) as of the date of the agreement. The term of the Consulting Agreement is 24 months and can be extended for another 12 months with the written consent of both parties. The Company made the $200 payment in October 2024. The payment of $200 and the $500 value of the shares issued are included in vendor advances on the Company’s balance sheet as of June 30, 2025 and December 31, 2024.

The 367,647 shares issued in 2024 were subject to a “true up” on April 1, 2025, at which time additional shares will be issued to the Advisor (or returned by the Advisor to the Company) in order to ensure the shares are valued at $500 as of April 1, 2025. The April 1, 2025 “true up” resulted in the Company issuing an additional 166,541 shares of its common stock to the Advisor. The fair value of the additional shares on the date of grant was $156. The Company recorded the shares as Common stock to be issued as of March 31, 2025, and recorded the fair value of the shares as a vendor advance as of the same date. During the three months ended June 30, 2025, the 534,188 shares were issued to the Advisor.

Agreement with Helena Global Investment Opportunities

On November 12, 2024, the Company entered into an agreement with Helena Global Investment Opportunities I LTD (“Helena”) pursuant to which the Company will have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $30,000 of the Company’s shares of common stock (the “Equity Line of Credit”). The Equity Line of Credit will become available to the Company at such time as it files a registration statement on Form S-1 registering the shares issuable under the Equity Line of Credit. In exchange for the Equity Line of Credit, the Company was obligated to issue Helena a certain number of shares of common stock, calculated using $900 divided by the lowest one-day VWAP during the five trading days prior to entry into the agreement. As a result, the Company issued Helena 670,641 shares of its common stock valued at $1,377 on the date of issuance. The Company accounted for the value of the shares issued as deferred offering costs. The shares vested on the date of the agreement, were issued to Helena, and are subject to a “true up” based upon the value of the stock at the time the company files and obtains effectiveness of a registration statement registering the shares for resale. In addition, the Company agreed to register such shares for resale pursuant to a registration statement on Form S-1.

On April 24, 2025, after the Company’s resale registration statement became effective, the Company issued an additional 384,459 shares of its common stock to Helena. The fair value of the shares on the date of grant was $328. The Company recorded the shares as Common stock to be issued as of March 31, 2025, and recorded the fair value of the shares as deferred offering costs as of the same date.

NOTE 4 – SHAREHOLDERS’ EQUITY

Common Stock

Authorized Shares

The Company’s Certificate of Incorporation, as filed with the State of Delaware on May 10, 2023, following the Company’s conversion from a California corporation into a Delaware corporation, authorizes the Company to issue up to 120,000,000 shares, consisting of 100,000,000 shares of common stock, par value of $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, with one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the board of directors out of funds legally available and share pro rata in any distributions with shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of June 30, 2025 and December 31, 2024, there were 17,743,765 and 13,736,597 shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

Common Stock Issued for Cash Upon Closing of the Company’s Private Financing

On January 14, 2025, the Company entered into a securities purchase agreement (“SPA”) and registration rights agreement with an investor for the sale and issuance of 2,500,000 units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of a pre-funded warrant to purchase one share of common stock, exercisable for $0.001 per share, and a common warrant to purchase one and one half shares of common stock (an aggregate of 3,750,000), exercisable at $1.399 per share. On January 16, 2025, the Company closed on the sale of the Pre-Funded Units for a total purchase price of $3,500 (or $1.40 per Pre-Funded Unit). Net proceeds received by the Company relating to the financing and subsequent exercise of prefunded warrants was $3,058.

The pre-funded warrants have an exercise price of $0.001 per share and are immediately exercisable and will expire when exercised in full. The common warrants have an exercise price of $1.40 per share, will be exercisable six months from issuance and will expire five and a half years from the issuance date. During the six months ended June 30, 2025, the investor exercised 2,500,000 shares of the pre-funded warrants and as of June 30, 2025, there were no pre-funded shares remaining unexercised.

Common Stock Issued for Cash Upon Exercise of the Company’s Equity Line of Credit (ELOC)

During the three and six months ended June 30, 2025, in connection with its ELOC agreement with Helena, the Company sold 510,000 shares of its common stock to Helena for net proceeds of $210. The shares were issued to Helena during the three and six months ended June 30, 2025.

Subsequent to June 30, 2025, in connection with its ELOC agreement with Helena, the Company sold 3,000,000 shares of its common stock to Helena for net proceeds of $3,693, excluding certain related costs. The shares were issued to Helena in July 2025 (see Note 7).

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other forms of stock compensation to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 1,650,000 shares of common stock were initially reserved for issuance under the 2023 Plan. As of June 30, 2025, and December 31, 2024, a total of 1,457,880 shares remained available for issuance under the 2023 Plan.

Grant of Restricted Stock Units (RSUs)

The following table summarizes restricted common stock activity during the six months ended June 30, 2025:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	172,000	$314	$1.83
Granted	20,120	31	2.49
Vested	(78,521)	(153)	1.95
Forfeited	—	—	—
Unvested, June 30, 2025	113,599	$192	$1.86

On September 23, 2024, the Company entered into a strategic advisory agreement with Belair Capital Advisors Inc. (“Belair”). During the one-year term of the agreement, in exchange for its services, the Company issued Belair 50,000 RSUs, which vest six months from the date of issuance. The fair value of the shares on the date of grant was $100, which value will be amortized over the one-year service period of the agreement. None of these shares vested or were issued during the year ended December 31, 2024. During the six months ended June 30, 2025, the 50,000 RSUs vested and the shares were issued to Belair.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its four officers. Such agreements provided for annual grants of RSUs in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The RSUs vest over one- or two-year periods and are subject to full acceleration of vesting upon the sale of the Company. Upon the closing of the Company’s IPO in September 2024, the Company granted the officers 92,000 RSUs. The fair value of the shares on the date of grant was $226. None of these RSUs vested during the year ended December 31, 2024. During the six months ended June 30, 2025, a total of 28,521 RSUs vested, and the shares were issued to the officers.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its three independent directors. The Company’s policy provides that, upon initial election or appointment to the board of directors, each new non-employee director will be granted a one-time grant, or Director Initial Grant, with a value of $50 of RSUs that will vest in substantially equal annual installments over a period of three years. The Director Initial Grant is subject to full acceleration of vesting upon the sale of the Company, in accordance with the terms of the Company’s 2023 Plan. In 2024, a total of 30,000 RSUs were granted to the directors. The fair value of the shares on the date of grant was $74. During the six months ended June 30, 2025, an additional 20,120 RSUs were granted to the Company’s new director with a fair value of $31. None of these RSUs had vested as of the six months ended June 30, 2025 or the year ended December 31, 2024.

During the six months ended June 30, 2025, the Company recorded $153 of stock compensation-related expense for the fair value vesting of restricted common stock. As of June 30, 2025, $192 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for six months ended June 30, 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2024	278,188	$2.40 - 4.80	$4.29
Granted	6,460,700	0.001 – 1.40	0.85
Cancelled	—	—	—
Exercised	(2,500,000)	0.001	0.001
Forfeited/Expired	(150,000)	4.17	4.17
Balance, June 30, 2025	4,088,888	$0.40 – 4.80	$1.49
Vested and exercisable, June 30, 2025	338,888	$0.40 – 4.80	$2.45

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40 - 0.46	35,700	4.92	0.46	35,700	4.92	0.46
1.40 - 2.40	3,944,688	4.49	$1.40	194,688	4.26	$1.50
4.80	108,500	4.25	4.80	108,500	4.25	4.80
$1.40 - 4.80	4,088,888	4.44	$1.49	338,888	4.32	$2.45

Warrant Grants

On January 14, 2025, as amended on January 16, 2025, the Company entered into a securities purchase agreement (“SPA”) and registration rights agreement with a select investor. In connection with the agreement, on January 16, 2025, the Company issued to the investor a pre-funded warrant to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is immediately exercisable and will expire when exercised in full. During the six months ended June 30, 2025, the SPA investor exercised 2,500,000 shares of the pre-funded warrant, and as of June 30, 2025, there were no shares remaining unexercised. The investor also received a warrant to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.40 per share. The warrant will be exercisable six months from the date of issuance (July 2025) and will expire five years from the issuance date. None of the warrant shares were exercisable as of June 30, 2025.

In conjunction with closing on the SPA, on January 16, 2025, the Company issued a warrant to purchase 175,000 shares of the Company’s common stock, exercisable at $1.40 per share, to the placement agents to the SPA (the “Placement Agents”). The warrant vested upon grant and expire five years from the date of grant.

In May and June 2025, in conjunction with the Company’s exercise of the ELOC, the Company issued warrants to purchase 35,700 shares of common stock to the Placement Agents at exercise prices of $0.40 and $0.46 per share. The warrants vested upon grant and expire five years from the date of grant.

The intrinsic value for warrant shares outstanding as of June 30, 2025 was $4.

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

For each of the exclusive license agreement in items 1, 2 and 3, the Company was required to pay an initial license fee of $5, reimburse Cedars for patent protection costs ranging from approximately $9 to $61, pay an annual maintenance fee of $10, and pay royalties based on 3.75% of net sales and pay other non-royalty sublicense fees ranging from 5% to 35% of sales of products. In addition, for items 1, 2 and 3, the Company is required to pay Cedars based on the following milestones:

●	$150 upon the successful completion of a Phase I clinical trial;
●	$250 (for items 1 and 2) and $500 (for item 3) upon the successful completion of a Phase II clinical trial for a product and receipt of Food and Drug Administration (“FDA”) approval for a Phase III clinical trial;
●	$1,500 upon receipt of FDA approval of a new drug application or equivalent foreign regulatory approval in a non-United States major commercial market; and
●	$250 upon cumulative net sales exceeding $5,000.

For the exclusive license agreement in item 4, the Company is required to pay an initial license fee of $50 upon raising $500 in capital, pay an annual maintenance fee of $10, pay royalties based on 4.25% of patent product sales and 0.5% of other sales and pay other non-royalty sublicense fees ranging from 5% to 35%. In addition, the Company is required to pay Cedars based on the following milestones:

●	$150 upon the successful completion of a Phase I clinical trial;
●	$250 upon the successful completion of a Phase II clinical trial and receipt of Food and Drug Administration (“FDA”) or equivalent regulatory agency in another jurisdiction approval for a Phase III clinical trial;
●	$1,500 upon receipt of FDA approval of a new drug application; and
●	$2,500 upon cumulative net sales exceeding $50,000.

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

Significant segment expenses include research and development, officer compensation, insurance, and stock-based compensation. Operating expenses include all of the remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Six Months Ended June 30,
	2025	2024
Revenue	$—	$—

Less:
Research and development, less officer compensation	899	228
Officer compensation and wages	200	—
Insurance	203	21
Stock-based compensation	153	—
Operating expenses	1,267	265
Other income (expenses)	38	(62)
NET LOSS	$(2,684)	$(576)

NOTE 7 – SUBSEQUENT EVENTS

In July 2025, in connection with the ELOC agreement with Helena, the Company sold 3,000,000 shares of its common stock to Helena for net proceeds of $3,693, excluding certain related costs. The shares were issued to Helena in July 2025 (see Note 4). In conjunction with the Company’s exercise of the ELOC, the Company issued warrants to purchase 210,000 shares of common stock to the Placement Agents at exercise prices of $0.40 and $0.46 per share. The warrants vested upon grant and expire five years from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except for share amounts and per share data)

You should read the following discussion and analysis of our financial condition and results of operations (the “MD&A”) together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our annual report on Form 10-K initially filed with the Securities Exchange Commission (the “SEC”) on April 15, 2025, as amended on April 29, 2025 and July 28, 2025 (the “2024 Annual Report”).

Special Note Regarding Forward-Looking Statements

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, along with the risks identified under the “Part I – Item 1A” in our 2024 Annual Report and in our other filings with the Securities Exchange Commission (the “SEC”).

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

Our mission is to advance our portfolio of innovative therapeutics to reverse key mechanisms of therapeutic resistance and immune suppression and transform the way cancer is treated. We have leveraged molecular insights of the mechanisms of therapeutic resistance and immune suppression to develop a new class of novel drugs that are designed to target drug resistance and checkpoints of immune suppression. As of the date of this Quarterly Report, our product candidates have not been approved as safe or effective by the FDA or any other comparable foreign regulator.

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

Since inception, we have incurred significant operating losses. Our net losses were $2,684 and $2,603, respectively, for the six months ended June 30, 2025 and the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $11,499. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

Recent Developments

Equity Line of Credit Agreement (ELOC)

On November 12, 2024, we entered into an ELOC agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I LTD (“Helena”), pursuant to which Helena agreed to purchase from the Company up to $30,000 of common stock (the “ELOC Shares”), which the Company may exercise at any time following effectiveness of a registration statement at a price equal to the 95% of the lowest trading price during the three days following the Company’s notice to Helena to exercise the ELOC Agreement. The Company issued 670,641 shares of restricted common stock (the “Commitment Fee Shares”) to Helena as a “Commitment Fee” for the ELOC Agreement. The ELOC Agreement became available for the Company’s use following the filing and effectiveness of a resale registration statement registering the ELOC Shares for resale. Following effectiveness of the resale registration statement (the “Effective Date”), the Commitment Fee Shares were subject to a “true-up” pursuant to which, as the shares are valued at less than $900 on the Effective Date, additional shares were issued to Helena to bring the ELOC Shares to the full $900 value.

The ELOC Agreement will terminate upon the following events: (i) the first day of the month next following the 36-month anniversary of the date of the ELOC Agreement or (ii) the date on which Helena has purchased the full $30,000 of ELOC Shares. The ELOC Agreement may also be terminated by the Company after its commencement, at the Company’s discretion, provided that there are no advance notices outstanding for which common stock has yet to be issued, and the Company has paid all amounts owed to Helena under the ELOC Agreement, including the Commitment Fee shares.

At the Company’s annual meeting of shareholders on June 10, 2025, a majority of the Company’s shareholders approved the issuance in excess of 19.99% of the Company’s common stock at a price below market value, in accordance with the terms of the ELOC Agreement and in compliance with Rule 713 of the NYSE American LLC Company Guide.

During the three and six months ended June 30, 2025, in connection with the ELOC Agreement, the Company sold 510,000 shares of our common stock to Helena for net proceeds of $210. The shares were issued to Helena during the three and six months ended June 30, 2025.

Subsequent to June 30, 2025, in connection with the ELOC Agreement, the Company sold 3,000,000 shares of our common stock to Helena for net proceeds of $3,693, excluding certain related costs. The shares were issued to Helena in July 2025.

As of the date of this Quarterly Report on Form 10-Q, we have sold an aggregate of 3,510,000 shares of our common stock for net proceeds of $3,903 under the ELOC Agreement. Boustead Securities LLC (“Boustead”) and D. Boral Capital LLC (“D. Boral”) acted as placement agents (the “Placement Agents”) in the ELOC offering and, following each exercise, are entitled to cash compensation of 7%, 1% non-accountable fees and warrants equal to 7%. To date, the Placement Agents have received total cash compensation equal to $313,225 and a total of 245,750 warrants to purchase common stock, exercisable at exercise prices of $0.40, $0.46 and $1,2308 per share, which warrants will expire five years from the date of grant.

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

Boustead and D. Boral acted as co-placement agents for the January 2025 PIPE Offering. In conjunction therewith, on January 16, 2025, the Company entered into a Placement Agent Agreement with Boustead (the “Placement Agent Agreement”). Under the terms of the Placement Agent Agreement, at closing, the Company paid the Placement Agents (i) a cash commission equal to 8% of the gross proceeds (including a 1% non-accountable expense fee) and (ii) warrants to purchase a total of 175,000 shares of common stock, exercisable at $1.40 per share, with the total cash and warrant compensation split equally between the Placement Agents.

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

Components of Results of Operations

Net Sales

We have not generated any sales to date. No revenue was recorded from any sources during the six months ended June 30, 2025 and 2024.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, as well as administrative functions. General and administrative expenses also include legal fees relating to patent, corporate, IPO-related matters, and SEC reporting matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; marketing expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our business operations. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with being a public company.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Revenues	$-	$-

Operating expenses:
Research and development	496	63
General and administrative	960	159
Total operating expenses	1,456	222

Loss from operations	(1,456)	(222)
Other expenses:
Interest expense	-	(12)
Debt discount amortization	-	(19)
Interest income	34	-
Total other income (expenses)	34	(31)
Net loss	(1,422)	(253)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

Research and Development Expenses:	June 30, 2025	June 30, 2024
Clinical and related expenses	$496	63
Total research and development expenses	$496	63

Research and development expenses were $496 and $63 for the three months ended June 30, 2025 and 2024, respectively. The increase in R&D expenses in 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

General and Administrative Expenses:	June 30, 2025	June 30, 2024
Stock-related expenses	$60	$-
Officer compensation and wages	59	-
Patent related expenses	31	1
Legal expenses	78	1
Accounting expenses	93	50
Other professional service expenses and fees	98	26
Fees relating to license agreements	-	32
Insurance expenses	98	9
Vendor advances amortization expense	265	-
Intangible amortization expense	40	40
Other expenses	138	-
Total general and administrative expenses	$960	$159

General and administrative expenses were $960 and $159 for the three months ended June 30, 2025 and 2024, respectively. Significant changes between periods consisted of the increase in vendor advance amortization expense in 2025, relating to our vendor advances in 2025.

Other Income (Expenses)

Other income (expenses) was $34 and $(31) for the three months ended June 30, 2025 and 2024, respectively. In 2025, other income consisted of interest income earned from our money market account. In 2024, other expenses consisted of interest expense of $12 and debt discount amortization of $19.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Revenues	$-	$-

Operating expenses:
Research and development	989	228
General and administrative	1,733	286
Total operating expenses	2,722	514

Loss from operations	(2,722)	(514)
Other expenses:
Interest expense	-	(23)
Debt discount amortization	-	(39)
Interest income	38	-
Total other expenses, net	38	(62)
Net loss	$(2,684)	$(576)

Research and Development Expenses

The table below summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

Research and Development Expenses:	June 30, 2025	June 30, 2024
Clinical and related expenses	$989	228
Total research and development expenses	$989	228

Research and development (“R&D”) expenses were $989 and $228 for the six months ended June 30, 2025 and 2024, respectively. The increase in R&D expenses in 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

General and Administrative Expenses:	June 30, 2025	June 30, 2024
Stock-related expenses	$136	-
Officer compensation and wages	115	-
Patent related expenses	53	9
Legal expenses	78	2
Accounting expenses	160	72
Other professional service expenses and fees	136	32
Fees relating to license agreements	-	64
Insurance expenses	203	21
Vendor advances amortization expense	505	-
Intangible amortization expense	80	80
Other expenses	267	6
Total general and administrative expenses	$1,733	286

General and administrative expenses were $1,733 and $286 for the six months ended June 30, 2025 and 2024, respectively. Significant changes between periods consisted of the increase in vendor advance amortization expense in 2025, relating to our vendor advances in 2025.

Other Income (Expenses)

Other income (expenses) was $38 and $(62) for the six months ended June 30, 2025 and 2024, respectively. In 2025, other income consisted of interest income earned from our money market account. In 2024, other expenses consisted of interest expense of $23 and debt discount amortization of $39.

Liquidity and Capital Resources

During the six months ended June 30, 2025, the Company incurred a net loss of $2,684 and used cash in operations of $1,519. During that period, the Company closed a private financing in which the Company received net proceeds of $3,058 and closed two financings from the Equity Line of Credit (“ELOC”) for net proceeds of $223. At June 30, 2025, the Company had cash and cash equivalents totaling $3,034 and shareholders’ equity of $5,997. Subsequent to June 30, 2025, the Company closed an additional financing from the ELOC totaling net proceeds of $3,693. The Company expects our current cash reserves to fund the Company’s operations for at least 12 months from the date of this filing.

The Company’s ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future, which will primarily be accomplished by raising additional capital to meet our operating needs and repay our liabilities arising from normal business operations when they come due. Since inception, the Company has funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future until it is able to generate revenues.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Cash Flows

The table below summarizes our cash flow activities for the six months ended June 30, 2025 and 2024:

	June 30,	June 30,
Net cash provided by (used in):	2025	2024
Operating activities	$(1,519)	$(132)
Investing activities	-	-
Financing activities	3,281	60
Net increase (decrease) in cash	$1,762	$(72)

Operating Activities

During the six months ended June 30, 2025, we used cash from operating activities of $1,519, as compared to $132 used during the six months ended June 30, 2024. During the six months ended June 30, 2025, we incurred a net loss of $2,684 and had non-cash expenses of $1,531, as compared to a net loss of $576 and non-cash expenses of $119 during the six months ended June 30, 2024. The primary non-cash expense in 2025 was the amortization of vendor advances of $1,298.

The net change in operating assets and liabilities during the six months ended June 30, 2025 used cash of $366, as compared to $325 provided during the six months ended June 30, 2024. The primary use of cash relating to operating assets and liabilities during the six months ended June 30, 2025, was the decrease in accounts payable and accrued expenses. The primary source of cash during the six months ended June 30, 2024, was the increase in accounts payable and accrued expenses.

Financing Activities

During the six months ended June 30, 2025, we provided cash from financing activities of $3,281, as compared to $60 provided during the six months ended June 30, 2024. For the six months ended June 30, 2025, cash provided by financing activities consisted of proceeds from our private financing of $3,058 and proceeds of $223 from our ELOC. Net cash provided in 2024 was from proceeds from notes payable – officers of $102. Net cash used in 2024 consisted of the payment of deferred offering costs of $42.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025.

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

Status of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2024, we identified the below material weakness in our internal controls over financial reporting:

●	Due to our size and stage of development, segregation of all conflicting duties is not always possible or economically feasible. As of June 30, 2025, we continue to lack sufficient review procedures and segregation of duties such that proper review had not been performed by someone other than the preparer, including manual journal entries, and that process documentation is lacking for review

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2025 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting as necessary.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the Company will continue to monitor and work to address the underlying causes of material weaknesses and control deficiencies. Such material weaknesses and control deficiencies will not be fully remediated until the Company has concluded that our internal controls are operating effectively for a sufficient period of time.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. You should carefully consider the factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. As of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the period ended June 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Services Agreement, dated June 10, 2025, between Kairos Pharma Ltd. and Baretto Pacific Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated June 12, 2025).

101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2025

KAIROS PHARMA, LTD.

By:	/s/ John S. Yu
John S. Yu Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

