Form 10-Q
period 2025-09-30
Kairos Pharma, LTD.
filed 2025-11-14
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares issued and outstanding of the registrant’s common stock on November 14, 2025 was 20,821,353.

KAIROS PHARMA, LTD.

PART I-FINANCIAL INFORMATION

Item 1: Financial Statements.

Kairos Pharma, Ltd.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts and par value data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,575	$1,272
Vendor advances, net	1,057	2,859
Prepaid expenses and other current assets	24	38
Total Current Assets	6,656	4,169

Deferred offering costs	1,308	1,377
Intangible assets, net	102	222
Total Other Assets	1,410	1,599

TOTAL ASSETS	$8,066	$5,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$402	$992
Total Current Liabilities	402	992

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 20,821,353 and 13,736,597 shares issued and outstanding, respectively	21	14
Additional paid-in capital	20,540	13,577
Accumulated deficit	(12,897)	(8,815)
Total Shareholders’ Equity	7,664	4,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,066	$5,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	608	14	1,597	242
General and administrative	827	369	2,560	655
Total operating expenses	1,435	383	4,157	897

Loss from operations	(1,435)	(383)	(4,157)	(897)

Other income (expenses):
Interest expense	-	(12)	-	(35)
Financing costs	-	(537)	-	(537)
Debt discount amortization	-	(115)	-	(154)
Interest income	37	-	75	-
Total other income (expenses)	37	(664)	75	(726)

NET LOSS	$(1,398)	$(1,047)	$(4,082)	$(1,623)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.10)	$(0.23)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,206,033	10,910,227	17,621,164	10,679,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, June 30, 2025 (unaudited)	17,743,765	$18	$17,478	$(11,499)	$5,997

Common shares issued for cash through equity line of credit, net of expenses	3,000,000	3	2,992	-	2,995

Fair value of vested restricted stock units	66,186	-	70	-	70

Issuance of common shares through cashless exercise of stock warrants	11,402	-	-	-	-

Net loss for the three months ended September 30, 2025	-	-	-	(1,398)	(1,398)

Balance, September 30, 2025 (unaudited)	20,821,353	$21	$20,540	$(12,897)	$7,664

Balance, December 31, 2024	13,736,597	$14	$13,577	$(8,815)	$4,776

Fair value of common shares issued for deferred offering costs	384,459	-	327	-	327

Proceeds from the sale of common shares and pre-funded warrants, net of offering costs	2,500,000	2	3,056	-	3,058

Common shares issued for cash through equity line of credit, net of expenses	3,510,000	4	3,201	-	3,205

Issuance of common shares recorded as a vendor advance	534,188	1	156	-	157

Fair value of vested restricted stock units	144,707	-	223	-	223

Issuance of common shares through cashless exercise of stock warrants	11,402	-	-	-	-

Net loss for the nine months ended September 30, 2025	-	-	-	(4,082)	(4,082)

Balance, September 30, 2025 (unaudited)	20,821,353	$21	$20,540	$(12,897)	$7,664

Balance, June 30, 2024 (unaudited)	10,562,640	$11	$4,123	$(6,788)	$(2,654)

Issuance of common shares upon the closing of the initial public offering, net of offering costs	1,550,000	2	4,650		4,652

Issuance of common shares upon conversion of convertible notes payable and accrued interest	368,371	-	884		884

Issuance of common shares upon conversion of accounts payable	364,110	-	1,456		1,456

Issuance of common shares upon conversion of amounts due to related parties	1,664	-	7		7

Fair value of warrants issued in connection with convertible notes payable	-	-	29		29

Fair value of vested restricted stock units	-	-	5		5

Net loss for the three months ended September 30, 2024	-	-	-	(1,047)	(1,047)

Balance, September 30, 2024 (unaudited)	12,846,785	$13	$11,154	$(7,835)	$3,332

Balance, December 31, 2023	10,562,640	$11	$4,123	$(6,212)	$(2,078)

Issuance of common shares upon the closing of the initial public offering, net of offering costs	1,550,000	2	4,650		4,652

Issuance of common shares upon conversion of convertible notes payable and accrued interest	368,371	-	884		884

Issuance of common shares upon conversion of accounts payable	364,110	-	1,456		1,456

Issuance of common shares upon conversion of amounts due to related parties	1,664	-	7		7

Fair value of warrants issued in connection with convertible notes payable	-	-	29		29

Fair value of vested restricted stock units	-	-	5		5

Net loss for the nine months ended September 30, 2024	-	-	-	(1,623)	(1,623)

Balance, September 30, 2024 (unaudited)	12,846,785	$13	$11,154	$(7,835)	$3,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,082)	$(1,623)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	120	120
Amortization of vendor advances	1,958	-
Amortization of debt discount	-	154
Fair value of vested restricted stock units	223	5
Fair value of common shares issued in connection with the conversion of accounts payable	-	537
Fair value of warrants issued in connection with convertible notes payable	-	29
Changes in operating assets and liabilities:
Vendor advances	-	(1,515)
Prepaid expenses and other current assets	14	(2)
Accounts payable and accrued expenses	(590)	143
Net cash used in operating activities	(2,357)	(2,152)

Cash Flows from Financing Activities
Proceeds from the sale and exercise of prefunded warrants	3,058	-
Proceeds from the equity line of credit	3,602	-
Proceeds from common stock issued for cash in connection with the closing of the initial public offering	-	5,524
Proceeds from notes payable - officers	-	142
Payment of deferred offering costs	-	(390)
Net cash provided by financing activities	6,660	5,276

Net increase in cash and cash equivalents	4,303	3,124

Cash and cash equivalents, beginning of period	1,272	93
Cash and cash equivalents, end of period	$5,575	$3,217

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Common shares issued for deferred offering costs	$327	$-
Common shares issued for vendor advance	$157	$-
Reclassification of deferred offering costs to shareholders’ equity	$397	$872
Conversion of convertible notes payable and accrued interest to shareholders’ equity	$-	$884
Conversion of accounts payable to shareholders’ equity	$-	$1,014
Conversion of amounts due to related parties to shareholders’ equity	$-	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the nine months ended September 30, 2025, the Company incurred a net loss of $4,082 and used cash in operations of $2,357. During that period, the Company closed a private financing in which the Company received net proceeds of $3,058 and closed three financings under the Company’s equity line of credit (“ELOC”) for net proceeds of $3,602. At September 30, 2025, the Company had cash and cash equivalents totaling $5,575 and shareholders’ equity of $7,664. The Company expects its current cash reserves to fund the Company’s operations for at least 12 months from the date of this filing.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The Company’s cash equivalents consisted of $5,375 in money market funds as of September 30, 2025. There were no cash equivalents as of December 31, 2024. The underlying securities in the money market funds held by the Company are all government backed securities.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during the nine months ended September 30, 2025 and 2024 was $120, respectively, with an unamortized balance of $102 and $222 at September 30, 2025 and December 31, 2024, respectively.

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets. A long-lived asset that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying value, an impairment determination is required. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. No impairment was recorded relating to the Company’s intangible asset during the nine months ended September 30, 2025 and 2024.

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

For the nine months ended September 30, 2025 and 2024, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	September 30, 2025	September 30, 2024
Warrants to purchase common stock	4,281,038	278,188
Restricted stock units	47,413	80,000
Total	4,328,451	358,188

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s statement of operations. As of December 31, 2024, the Company incurred $1,377 of deferred offering costs related to the Company’s pending equity line of credit (“ELOC”) offering. During the nine months ended September 30, 2025, the Company incurred $328 of additional costs related to the ELOC. The Company’s registration statement registering the ELOC was declared effective on April 24, 2025, and the Company will amortize these costs as cost of capital as funds are raised, based upon the Company’s estimate of the ultimate funds raised under the ELOC. During the nine months ended September 30, 2025, $397 of deferred offering costs were amortized as cost of capital, and as of September 30, 2025, total deferred offering costs were $1,308 related to the ELOC.

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

Cash equivalents consisted of money market funds at September 30, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

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

NOTE 3 – VENDOR AGREEMENTS

Vendor Advances

The Company has entered into various contracts with service providers pursuant to which the Company pays the vendor an advance at the beginning of the contractual period. These vendor advances could be paid by the Company either in cash or in shares of common stock, depending on the terms of the contract. The advances are reduced by the accumulated value of the services performed by the vendor or are amortized on a straight-line basis over the service period, whichever is shorter. As of December 31, 2024, advances to vendors totaled $3,115, with $2,615 being paid in cash and $500 being paid with shares of the Company’s common stock. Amortization expense relating to the vendor advances during the year ended December 31, 2024 was $256, with an unamortized balance of $2,859 as of December 31, 2024. During the nine months ended September 30, 2025, an additional advance to a vendor totaled $157, with the advance being paid with shares of the Company’s common stock, and amortization expense relating to the vendor advances was $1,958, with an unamortized balance of $1,057 as of September 30, 2025.

Vendor advances consisted of the following at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Prevail Infoworks (a)	$900	$900
PreCheck Health Services (b)	900	900
CEO.CA Technologies (c)	250	250
Belair Capital Advisors (d)	365	365
Cross Current Capital (e)	856	700
	3,271	3,115
Less: accumulated amortization	(2,214)	(256)
Vendor advances, net	$1,057	$2,859

(a)	Kairos Agreement with Prevail Infoworks, Inc.

On August 1, 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before commencement of services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the advance payment to Prevail in October 2024 and it is included in vendor advances on the accompanying balance sheet as of September 30, 2025 and December 31, 2024. The unamortized balance of the advance was $600 as of September 30, 2025.

(b)	Kairos Agreement with PreCheck Health Services, Inc.

On September 20, 2024, the Company entered into a bioassay services agreement (the “Bioassay Services Agreement”) with PreCheck Health Services, Inc., a Florida-based corporation (“PreCheck”). Pursuant to the Bioassay Services Agreement, PreCheck will provide certain biomarker screening services for the Company’s ongoing carotuximab (ENV105) clinical trials in order to assist the Company in identifying lung and prostate cancer patients suitable to the Company’s ongoing Phase 1 clinical trials for lung cancer patients and Phase 2 clinical trials for patients with castrate resistant prostate cancer. In exchange for PreCheck’s services, and according to the terms of the Bioassay Services Agreement, the Company paid $900 to PreCheck as an advance for the future laboratory services to be performed. The payment of $900 is included in vendor advances on the accompanying balance sheet as of September 30, 2025, and December 31, 2024. The term of the agreement is one year from the effective date. The advance was fully amortized as of September 30, 2025.

(c)	Kairos Agreement with CEO.CA Technologies Ltd.

On September 23, 2024, the Company entered into an advisory and consulting services agreement (the “CEO.CA Agreement”) with CEO.CA Technologies Ltd., a Canadian company (“CEO.CA”), pursuant to which CEO.CA will provide certain internet-based financial information and communications services for a period of one year for a services fee of $250. The service fee is an advance on future services to be performed. The CEO.CA Agreement includes services such as strategic news placement, news releases, interviews, monthly analytics and a video launch. The CEO.CA Agreement contains other customary clauses, including representations and warranties, indemnification clauses and governing law clauses. The payment of $250 is included in vendor advances on the accompanying balance sheet as of September 30, 2025, and December 31, 2024. The advance was fully amortized as of September 30, 2025.

(d)	Kairos Agreement with Belair Capital Advisors Inc.

On September 23, 2024, the Company entered into a strategic advisory agreement (the “Strategic Advisory Agreement”) with Belair Capital Advisors Inc. (“BCA”). BCA, a venture capital and corporate finance advisory firm, has been a long-term investor and advisor to the Company and frequently works with early-stage pharmaceutical companies. The strategic advisory services provided by BCA consist of corporate strategy, market positioning and long-term growth plans within the pharmaceutical sector, digital marketing and engagement, market research analysis and business development assistance, among other things. During the one-year term of the Strategic Advisory Agreement, in exchange for its services, the Company will pay BCA a $365 fee and will issue BCA 50,000 RSUs, which will vest at the end of six months following the date of issuance. The payment of $365 is included in vendor advances on the accompanying balance sheet as of September 30, 2025, and December 31, 2024. The advance was fully amortized as of September 30, 2025.

(e)	Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200 in cash and agreed to issue to the Advisor $500 of restricted shares of the Company’s common stock under the Company’s 2023 Plan, which was calculated at 367,647 shares (the “Shares”) as of the date of the agreement. The term of the Consulting Agreement is 24 months and can be extended for another 12 months upon the written consent of both parties. The Company made the $200 payment in October 2024. The payment of $200 and the value of the shares issued of $500 are included in vendor advances on the accompanying balance sheet as of September 30, 2025 and December 31, 2024.

The 367,647 shares issued in 2024 were subject to a “true up” on April 1, 2025, at which time additional shares were either issuable to the Advisor or to be returned by the Advisor to the Company in order to ensure the shares were valued at $500 as of April 1, 2025. Accordingly, on April 1, 2025, the Company issued an additional 166,541 shares of its common stock to the Advisor to bring the value to $500. The fair value of the additional shares on the date of grant was $156. The Company recorded the shares as common stock to be issued as of March 31, 2025, and recorded the fair value of the shares as a vendor advance as of the same date. The unamortized balance of the advance was $457 at September 30, 2025.

NOTE 4 – DEFERRED OFFERING COSTS

Agreement with Helena Global Investment Opportunities

On November 12, 2024, the Company entered into an agreement with Helena Global Investment Opportunities I LTD (“Helena”) pursuant to which the Company will have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $30,000 of the Company’s shares of common stock (the “Equity Line of Credit”). The Equity Line of Credit became available to the Company after the Company filed a registration statement on Form S-1 registering the shares issuable under the Equity Line of Credit and such registration statement became effective. In exchange for the Equity Line of Credit, the Company is obligated to issue Helena a certain number of shares of common stock, calculated using $900 divided by the lowest one-day VWAP during the five trading days prior to entry into the agreement. As a result, the Company issued Helena 670,641 shares of its common stock valued at $1,377 on the date of issuance. The Company accounted for the value of the shares issued as deferred offering costs. The shares vested on the date of the agreement, were issued to Helena, and were subject to a “true up” based upon the value of the stock after the company filed and obtained effectiveness of the registration statement registering the ELOC shares for resale. At December 31, 2024, the balance of the deferred offering costs was $1,377.

On April 24, 2025, the Company issued another 384,459 shares of its common stock to Helena. The fair value of the shares on the date of grant was $327. The Company recorded the fair value of the shares as deferred offering costs as of the same date. During the nine months ended September 30, 2025, the Company amortized $397 of these costs as shares were issued under the agreement. As of September 30, 2025, the balance of the deferred offering costs was $1,308.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

Authorized Shares

The Company’s Certificate of Incorporation, as filed with the State of Delaware on May 10, 2023, following the Company’s conversion from a California corporation into a Delaware corporation, authorizes the Company to issue up to 120,000,000 shares, consisting of 100,000,000 shares of common stock, par value of $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the board of directors out of funds legally available and share pro rata in any distributions with shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2025 and December 31, 2024, there were 20,821,353 and 13,736,597 shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding, respectively.

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

The pre-funded warrants have an exercise price of $0.001 per share and are immediately exercisable and will expire when exercised in full. The common warrants have an exercise price of $1.40 per share, will be exercisable six months from issuance and will expire five and a half years from the issuance date. During the nine months ended September 30, 2025, the investor exercised 2,500,000 shares of the pre-funded warrants and as of September 30, 2025, there were no pre-funded shares remaining unexercised.

Common Stock Issued for Cash Upon Exercise of the Company’s Equity Line of Credit (ELOC)

During the nine months ended September 30, 2025, in connection with its ELOC agreement with Helena, the Company sold 3,510,000 shares of its common stock to Helena for net proceeds of $3,205. The shares were issued to Helena during the nine months ended September 30, 2025.

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock compensation to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 1,650,000 shares of common stock were initially reserved for issuance under the 2023 Plan. As of September 30, 2025, and December 31, 2024, a total of 1,602,587 shares and 1,478,000 remained available for issuance under the 2023 Plan.

Grant of Restricted Stock Units (RSUs)

The following table summarizes restricted common stock activity during the nine months ended September 30, 2025:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	172,000	$314	$1.83
Granted	20,120	31	2.49
Vested	(144,707)	(223)	1.54
Forfeited	—	—	—
Unvested, September 30, 2025	47,413	$122	$2.57

On September 23, 2024, the Company entered into a strategic advisory agreement with Belair Capital Advisors Inc. (“Belair”). During the one-year term of the agreement, in exchange for its services, the Company issued Belair 50,000 RSUs, which vest nine months from the date of issuance. The fair value of the shares on the date of grant was $100, which value will be amortized over the one-year service period of the agreement. None of these shares vested or were issued during the year ended December 31, 2024. During the nine months ended September 30, 2025, the 50,000 RSUs vested and the shares were issued to Belair. As of September 30, 2025, no RSUs remained unvested.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its four officers. Such agreements provided for annual grants of RSUs in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The RSUs vest over one- or two-year periods and are subject to full acceleration of vesting upon the sale of the Company. Upon the closing of the Company’s IPO in September 2024, the Company granted the officers 92,000 RSUs. The fair value of the shares on the date of grant was $226. None of these RSUs vested during the year ended December 31, 2024. During the nine months ended September 30, 2025, a total of 78,000 RSUs vested, and the shares were issued to the officers. As of September 30, 2025, 14,000 RSUs remained unvested.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its three independent directors. The Company’s policy provides that, upon initial election or appointment to its board of directors, each new non-employee director will be granted a one-time grant, or Director Initial Grant, that will vest in substantially equal annual installments over a period of three years. The Director Initial Grant is subject to full acceleration of vesting upon the sale of the Company, in accordance with the terms of the Company’s 2023 Plan. In 2024, a total of 30,000 RSUs were granted to the directors. The fair value of the RSUs on the date of grant was $43. None of the RSUs vested during the year ended December 31, 2024. During the nine months ended September 30, 2025, an additional 20,120 RSUs were granted to the Company’s new director with a fair value of $31. During the nine months ended September 30, 2025, a total of 16,707 shares vested, and 33,413 RSUs remained unvested.

During the nine months ended September 30, 2025, the Company recorded $223 of stock compensation-related expense for the fair value vesting of restricted common stock. As of September 30, 2025, $122 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for nine months ended September 30, 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2024	278,188	$2.40 - 4.80	$4.29
Granted	6,670,700	0.001 – 1.40	0.87
Cancelled	—	—	—
Exercised	(2,517,850)	0.001 – 0.46	0.004
Forfeited/Expired	(150,000)	4.17	4.17
Balance, September 30, 2025	4,281,038	$0.40 – 4.80	$1.48
Vested and exercisable, September 30, 2025	4,281,038	$0.40 – 4.80	$1.48

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40 - 0.46	17,850	4.67	$0.46	17,850	4.67	$0.46
1.23 - 2.40	4,154,688	4.27	1.40	4,154,688	4.27	1.40
4.80	108,500	4.00	4.80	108,500	4.00	4.80
$1.40 - 4.80	4,281,038	4.26	$1.48	4,281,038	4.26	$1.48

Warrant Grants

On January 14, 2025, as amended on January 16, 2025, the Company entered into a securities purchase agreement (“SPA”) and registration rights agreement with a select investor. In connection with the agreement, on January 16, 2025, the Company issued the investor a pre-funded warrant to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is immediately exercisable and will expire when exercised in full. During the nine months ended September 30, 2025, the SPA investor exercised 2,500,000 shares of the pre-funded warrant, and as of September 30, 2025, there were no shares remaining unexercised. The investor also received a warrant to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.40 per share. The warrant will be exercisable six months from the date of issuance (July 2025) and will expire five years from the issuance date. All the warrant shares were exercisable as of September 30, 2025.

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

In May and June 2025, the Company issued warrants to purchase common stock to the underwriters of the SPA for the purchase of 35,700 shares of the Company’s common stock at exercise prices of $0.40 and $0.46 per share. The warrants vested upon grant. The warrants were issued to the underwriters as they were the placement agents for the SPA noted above. The warrants expire five years from the date of grant. During the three and nine months ended September 30, 2025, a total of 17,850 shares were exercised under a cashless exercise, leaving 17,850 shares outstanding and exercisable. A total of 11,402 shares of the Company’s common stock were issued pursuant to cashless exercise.

In July 2025, the Company issued warrants to purchase common stock to the underwriters of the SPA for the purchase of 210,000 shares of the Company’s common stock at an exercise price of $1.23 per share. The warrants vested upon grant. The warrants were issued to the underwriters as they acted as placement agents for the SPA noted above. The warrants expire five years from the date of grant.

The intrinsic value for warrant shares outstanding as of September 30, 2025 was $13.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Kairos Exclusive License Agreements with Cedars-Sinai Medical Center (Cedars)

The Company has entered into four exclusive license agreements with Cedars, each of which grants the Company licensing rights with respect to certain patent rights owned by Cedars as set forth below:

1.	Methods of use of compounds that bind to RelA of NFkB;
2.	Composition and methods for treating fibrosis;
3.	Compositions and methods for treating cancer and autoimmune diseases; and
4.	Method of generating activated T cells for cancer therapy.

For each of the exclusive license agreements for items 1, 2 and 3, the Company was required to pay an initial license fee of $5, reimburse Cedars for patent protection costs ranging from approximately $9 to $61, pay an annual maintenance fee of $10, and pay royalties based on 3.75% of net sales and pay other non-royalty sublicense fees ranging from 5% to 35% of sales of products. In addition, for items 1, 2 and 3, the Company is required to pay Cedars based on the following milestones:

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

For the exclusive license agreement related to item 4, the Company is required to pay an initial license fee of $50 upon raising $500 in capital, pay an annual maintenance fee of $10, pay royalties based on 4.25% of patent product sales and 0.5% of other sales and pay other non-royalty sublicense fees ranging from 5% to 35%. In addition, the Company is required to pay Cedars based on the following milestones:

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

Enviro is also required to pay Cedars in connection with achieving the following Payment Milestones relating to products derived from the patent rights: successful completion of a Phase I clinical trial; successful completion of a Phase II clinical trial, receipt of FDA approval, and approval for a Phase III clinical trial; FDA approval of a new drug application (or NDA) or biologics license application (or BLA); cumulative net sales exceeding $50,000; and cumulative net sales exceeding $100,000. If all of these payment milestones are met among both of the Enviro-Cedars License Agreements, the required milestone payments would total in the mid-to-high seven-figures.

Pursuant to the Enviro-Cedars License Agreements, Enviro is obligated to meet the following Commercialization Milestones. Pursuant to the Enviro-Cedars License Agreement (Endoglin Antagonism), Enviro is obligated to (1) obtain an investigational new drug application (or IND) for a patent product within 1 year of the effective date of the agreement, (2) commence a Phase II trial within 2 years of the effective date of the agreement, and (3) submit an NDA or BLA to the FDA or equivalent regulatory agency in another jurisdiction within 7 years of the effective date of the agreement. Pursuant to the Enviro-Cedars License Agreement (Mitochondrial DNA), Enviro is obligated to (1) complete preclinical studies of a patent product within 2 years of the effective date of the agreement, (2) complete toxicology studies within 2.5 years of the effective date of the agreement, (3) obtain IND within 3 years of the effective date of the agreement, (4) begin a Phase I trial within 4 years of the effective date of the agreement, and (5) submit an NDA or BLA to the FDA or equivalent regulatory agency in another jurisdiction within 7 years of the effective date of the agreement. If the Commercialization Milestones are not met or extended, Cedars may convert the exclusive licenses into non-exclusive licenses or to co-exclusive licenses or terminate the licenses.

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

NOTE 7 – SEGMENT INFORMATION

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

	Nine months Ended September 30,
	2025	2024
Revenue	$—	$—

Less:
Research and development, less officer compensation	1,457	242
Officer compensation and wages	311	—
Insurance	300	33
Stock-based compensation	223	—
Operating expenses	1,866	622
Other income (expenses)	75	(726)
NET LOSS	$(4,082)	$(1,623)

NOTE 8 – SUBSEQUENT EVENTS

On November 12, 2025, the Company entered into an amendment (the “Lonza Amendment”) to the sales agreement with Lonza Sales AG, originally dated February 14, 2008, pursuant to which the Company agreed to purchase and Lonza agreed to testing of standards and the preparation to manufacture ENV105 antibody to be used in the Company’s Phase 3 clinical trial. The Company agreed to pay a total of $1,143 in consideration, which will be paid over time as each of the 13 stages of the Lonza Amendment are completed.

On October 8, 2025, the Company’s Compensation Committee of the board of directors approved the grant of an aggregate total of 667,940 RSUs to the Company’s executive officers and directors for their services to be performed from October 2025 to October 2026. The RSUs were granted under the Company’s 2023 Equity Incentive Plan and were valued at $950 on the date of grant. Additionally, the Company’s independent directors received an aggregate total of 57,252 RSUs, with a value of $75 on the date of grant. In addition to the RSU grants described above, the Compensation Committee approved cash bonuses to the Company’s executive officers for fiscal year 2024. The aggregate amount of cash bonuses approved for the executive officers was $228. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will vest in full on October 8, 2026, the first anniversary following the grant date, subject to the recipient’s continuous service with the Company through such vesting date. Notwithstanding the foregoing vesting schedule, in the event of a change in control of the Company (as defined in the Plan) occurring prior to the vesting date, all unvested RSUs will become fully vested immediately upon the occurrence of such change in control.

On October 1, 2025, the Board of Directors approved the entry of Kairos and its wholly owned subsidiary, Enviro Therapeutics, Inc. (“Enviro”), into a novation agreement (the “Cedars Novation Agreement”) with Cedars-Sinai Medical Center. The Cedars Novation Agreement was entered into on October 1, 2025, but effective as of April 17, 2025, for purposes of transferring the exclusive license of two patents from Enviro, as the original licensee, to Kairos, as the new licensee. As the new licensee of the two patents, Kairos accepted and assumed all obligations and liabilities that may arise under the exclusive license agreements from Enviro and Enviro is relieved of all of its liabilities and obligations under the license agreements.

In addition, on October 1, 2025, the Board approved the Company’s entry into a novation agreement (the “Tracon Novation Agreement”) with Tracon Pharmaceuticals, Inc. (the “Tracon”) and Enviro pursuant to which Enviro’s rights and obligations under the license and supply agreement between Tracon, Enviro and Kairos, originally dated May 21, 2021, as amended to date (the “Tracon License Agreement”), were transferred from Enviro to Kairos and Enviro was relieved of any further liabilities or obligations under the license and supply agreement. Under the Tracon License Agreement, Tracon had granted Enviro exclusive access to its TRC105 and CD105 technologies, which Kairos has now assumed pursuant to the Tracon Novation Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except for share amounts and per share data)

You should read the following discussion and analysis of our financial condition and results of operations (the “MD&A”) together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2024 included in our annual report on Form 10-K initially filed with the Securities Exchange Commission (the “SEC”) on April 15, 2025, as amended on April 29, 2025 and July 28, 2025 (the “2024 Annual Report”).

Special Note Regarding Forward-Looking Statements

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, along with the risks identified under the “Part I – Item 1A” in our 2024 Annual Report and in our other filings made with the Securities Exchange Commission (the “SEC”).

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

Since inception, we have incurred significant operating losses. Our net losses were $4,082 and $2,603, respectively, for the nine months ended September 30, 2025 and the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $12,897. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

Recent Developments

Equity Line of Credit Agreement (ELOC)

On November 12, 2024, we entered into an ELOC agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I LTD (“Helena”), pursuant to which Helena agreed to purchase from the Company up to $30,000 of common stock (the “ELOC Shares”), which the Company may exercise at any time following effectiveness of a registration statement at a price equal to the 95% of the lowest trading price during the three days following the Company’s notice to Helena to exercise the ELOC Agreement. The Company issued 670,641 shares of restricted common stock (the “Commitment Fee Shares”) to Helena as a “Commitment Fee” for the ELOC Agreement. The ELOC Agreement became available for the Company’s use following the filing and effectiveness of a resale registration statement registering the ELOC Shares for resale. Following effectiveness of the resale registration statement (the “Effective Date”), the Commitment Fee Shares were subject to a “true-up” pursuant to which, as the shares were valued at less than $900 on the Effective Date, additional shares were issued to Helena to bring the ELOC Shares to the full $900 value.

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

During the nine months ended September 30, 2025, in connection with its ELOC agreement with Helena, the Company sold 3,510,000 shares of its common stock to Helena for net proceeds of $3,205. The shares were issued to Helena during the nine months ended September 30, 2025.

Boustead Securities LLC (“Boustead”) and D. Boral Capital LLC (“D. Boral”) acted as placement agents (the “Placement Agents”) in the ELOC offering and, following each exercise, are entitled to cash compensation of 7%, 1% non-accountable fees and warrants equal to 7%. To date, the Placement Agents have received total cash compensation equal to $313,225 and a total of 245,750 warrants to purchase common stock, exercisable at exercise prices of $0.40, $0.46 and $1.2308 per share, which warrants will expire five years from the date of grant.

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

Components of Results of Operations

Net Sales

We have not generated any sales to date. No revenue was recorded from any sources during the nine months ended September 30, 2025 and 2024.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Dr. Ramachandran Murali is our Vice President of Research and Development. Dr. Murali is a doctor and scientist at Cedars-Sinai Medical Center and is the inventor, with others, of three of the patented technologies that are subject to the Kairos-Cedars license agreements.

We are engaged in rolling out our Phase 1 and Phase 2 clinical trials for ENV105 and a Phase 1 trial for KROS201. In addition, we are continuously performing preclinical research including animal models of disease, medicinal chemistry laboratory studies, formulation, and toxicology and biodistribution studies. Our clinical development costs may vary significantly based on factors such as: per patient trial costs; the number of trials required for approval; the number of sites included in the trials; the location where the trials are conducted; the length of time required to enroll eligible patients; the number of patients that participate in the trials; the number of doses that patients receive; the drop-out or discontinuation rates of patients; potential additional safety monitoring requested by regulatory agencies; the duration of patient participation in the trials and follow-up; the cost and timing of manufacturing our product candidates; the phase of development of our product candidates; and the efficacy and safety profile of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Revenues	$-	$-

Operating expenses:
Research and development	608	14
General and administrative	827	369
Total operating expenses	1,435	383

Loss from operations	(1,435)	(383)
Other expenses:
Interest expense	-	(12)
Financing costs	-	(537)
Debt discount amortization	-	(115)
Interest income	37	-
Total other income (expenses)	37	(664)
Net loss	(1,398)	(1,047)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

Research and Development Expenses:	September 30, 2025	September 30, 2024
Clinical trial and related expenses	$608	14
Total research and development expenses	$608	14

Research and development expenses were $608 and $14 for the three months ended September 30, 2025 and 2024, respectively. The increase in R&D expenses in 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

General and Administrative Expenses:	September 30, 2025	September 30, 2024
Stock-related expenses	$61	$34
Officer compensation and wages	57	-
Patent related expenses	17	114
Legal expenses	70	-
Accounting expenses	25	30
Other professional service expenses and fees	77	93
Fees relating to license agreements	-	29
Insurance expenses	97	12
Vendor advances amortization expense	254	-
Intangible amortization expense	40	40
Other expenses	129	17
Total general and administrative expenses	$827	$369

General and administrative expenses were $827 and $369 for the three months ended September 30, 2025 and 2024, respectively. Significant changes between periods consisted of the increase in vendor advance amortization expense in 2025 relating to our vendor advances in 2025.

Other Income (Expenses)

Other income (expenses) was $37 and $(664) for the three months ended September 30, 2025 and 2024, respectively. In 2025, other income was interest income earned from our money market account. In 2024, other expenses were interest expense of $12, financing costs of $537 and debt discount amortization of $115.

Comparison of the Nine months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Revenues	$-	$-

Operating expenses:
Research and development	1,597	242
General and administrative	2,560	655
Total operating expenses	4,157	897

Loss from operations	(4,157)	(897)
Other expenses:
Interest expense	-	(35)
Financing costs		(537)
Debt discount amortization	-	(154)
Interest income	75	-
Total other expenses, net	75	(726)
Net loss	$(4,082)	$(1,623)

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

Research and Development Expenses:	September 30, 2025	September 30, 2024
Clinical and related expenses	$1,597	242
Total research and development expenses	$1,597	242

Research and development expenses were $1,597 and $242 for the nine months ended September 30, 2025 and 2024, respectively. The increase in R&D expenses in 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

General and Administrative Expenses:	September 30, 2025	September 30, 2024
Stock-related expenses	$197	34
Officer compensation and wages	172	-
Patent related expenses	70	123
Legal expenses	148	2
Accounting expenses	185	102
Other professional service expenses and fees	213	125
Fees relating to license agreements	-	93
Insurance expenses	300	33
Vendor advances amortization expense	759	-
Intangible amortization expense	120	120
Other expenses	396	23
Total general and administrative expenses	$2,560	655

General and administrative expenses were $2,560 and $655 for the nine months ended September 30, 2025 and 2024, respectively. Significant changes between periods consisted of the increase in vendor advance amortization expense in 2025, relating to our vendor advances in 2025; and the increase in insurance costs in 2025, relating to our increased costs of directors and officers liability insurance as a public company.

Other Income (Expenses)

Other income (expenses) was $75 and $(726) for the nine months ended September 30, 2025 and 2024, respectively. In 2025, other income was interest income earned from our money market account. In 2024, other expenses were interest expense of $35, financing costs of $537 and debt discount amortization of $154.

Liquidity and Capital Resources

During the nine months ended September 30, 2025, the Company incurred a net loss of $4,082 and used cash in operations of $2,357. During that period, the Company closed a private financing in which the Company received net proceeds of $3,058 and closed three financings from our ELOC for net proceeds of $3,602. At September 30, 2025, the Company had cash and cash equivalents totaling $5,575 and shareholders’ equity of $7,664. The Company expects its current cash reserves to fund the Company’s operations for at least 12 months from the date of this filing.

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

Cash Flows

The table below summarizes our cash flow activities for the nine months ended September 30, 2025 and 2024:

	September 30,	September 30,
Net cash provided by (used in):	2025	2024
Operating activities	$(2,357)	$(2,152)
Investing activities	-	-
Financing activities	6,660	5,276
Net increase (decrease) in cash	$4,303	$3,124

Operating Activities

During the nine months ended September 30, 2025, we used cash from operating activities of $2,357, compared to $2,152 used during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we incurred a net loss of $4,082 and had non-cash expenses of $2,301, compared to a net loss of $1,623 and non-cash expenses of $845 during the nine months ended September 30, 2024. The primary non-cash expense in 2025 was the amortization of vendor advances of $1,958.

The net change in operating assets and liabilities during the nine months ended September 30, 2025 used cash of $576, compared to $1,374 used during the nine months ended September 30, 2024. The primary use of cash relating to operating assets and liabilities during the nine months ended September 30, 2025, was the decrease in accounts payable and accrued expenses. The primary use of cash during the nine months ended September 30, 2024, was the increase in vendor advances.

Financing Activities

During the nine months ended September 30, 2025, we provided cash from financing activities of $6,660, compared to $5,276 provided during the nine months ended September 30, 2024. For the nine months ended September 30, 2025, cash provided by financing activities consisted of proceeds from our private financing of $3,058 and proceeds of $3,602 from our ELOC. Net cash provided in 2024 was from net proceeds from our IPO of $5,524 and proceeds from notes payable – officers of $142. Net cash used in 2024 consisted of the payment of deferred offering costs of $390.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025.

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

Status of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2024, we identified the below material weakness in our internal controls over financial reporting:

●	Due to our size and stage of development, segregation of all conflicting duties is not always possible or economically feasible. As of September 30, 2025, we continue to lack sufficient review procedures and segregation of duties such that proper review had not been performed by someone other than the preparer, including manual journal entries, and that process documentation is lacking for review

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2025 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting as necessary.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. You should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. As of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2024, our registration statement on Form S-1 registering our initial public offering of common stock (the “IPO”) was declared effective by the SEC. On September 17, 2024, the Company closed on the IPO of 1,550,000 shares of common stock at a price of $4.00 per share. The Company received gross proceeds of $6.2 million, before deducting underwriting discounts and commissions and offering expenses. Net proceeds for the offering were approximately $5.5 million.

Thus far, the Company has used $4.2 million of the net IPO proceeds. There has been no material change in the use of proceeds, or the planned use of proceeds, from our IPO as described in our final prospectus filed with the SEC on September 17, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the period ended September 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Novation Agreement, entered into October 1, 2025 but effective April 17, 2025, between Kairos Pharma, Ltd., Enviro Therapeutics, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 1, 2025).
10.2	Novation Agreement, dated October 7, 2025, between Kairos Pharma, Ltd., Enviro Therapeutics, Inc. and Tracon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 1, 2025).
10.3	Form of Amendment No. 83 to Sales Agreement, dated November 12, 2025, between Kairos Pharma Ltd. and Lonza Sales AG.
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025

KAIROS PHARMA, LTD.

By:	/s/ John S. Yu
John S. Yu
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

