Form 10-K
period 2025-12-31
Kairos Pharma, LTD.
filed 2026-03-31
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Registrant’s common shares held by non-affiliates was approximately $6.9 million based upon the closing sale price as reported on the NYSE American. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

As of March 31, 2026, the Registrant had 21,411,198 shares of Common Stock outstanding.

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

Words such as “could,” “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and variations on such words, including similar expressions, are used to identify these forward-looking statements. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our preclinical and nonclinical studies and clinical trials, and our research and development programs, including the manufacture of clinical trial material and drug product for launch;

●	our ability to successfully complete our ongoing and planned for clinical trials and obtain regulatory approval in the United States for our target drugs;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals as needed;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	the ability to commercialize our product candidates, if approved;

●	the ability of our current in-development products, if approved, to successfully compete with other therapies, including therapies currently in development;

●	the pricing, coverage and reimbursement of our product candidates, if approved;

●	the implementation of our business model, strategic plans for our business, and product candidates;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our ability to identify additional product candidates and advance them into clinical development;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance; and

●	developments relating to our competitors and our industry.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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

Our Science

The human immune system can tell the difference between normal cells in the body and those it sees as “foreign,” which allows it to focus an attack on the foreign cells while leaving the normal cells alone. To do this, our immune system uses “checkpoints” - molecules on certain immune cells that need to be activated (or inactivated) to start an immune response. Cancer cells can find ways to use these checkpoints to avoid being attacked by the immune system.

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

Our Pipeline

We have sought to develop a broad portfolio of novel and transformative drug therapies to treat cancer. Our current portfolio consists of seven drug therapies consisting of peptide and small molecule cancer immunotherapeutics KROS 101, 102, 201, 301 and 401 and therapeutic agents ENV 105 and 205. We started three clinical trials in the fall of 2023 for KROS 201 and ENV 105.

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

KROS 101 is an orally available GITR (glucocorticoid-induced tumor necrosis factor receptor) ligand small-molecule antagonist designed to deplete regulatory T cells (Tregs) and activate effector T cells to augment the antitumor immune response for the treatment of patients with cancer. We are developing KROS 101 as a systemic immune modulator to address immunosuppressive activity of solid cancers and we are currently working towards completing IND-enabling pharmacokinetic, toxicity and safety studies in 2024 . KROS 101 stabilizes the GITR ligand to signal GITR to impact cancer therapy. GITR is a powerful checkpoint that suppresses the immune response against cancer. This checkpoint is a central switch that promotes “killer” effector T cell functions and hampers inhibitory regulatory T cell (Treg) functions. Due to its central role in regulating Treg, GITR receptor complex is considered an optimal therapeutic target for treating cancer. This may be the optimal complement to add to current checkpoint inhibitors as it shows a dose dependent effective response in increasing the immune response. As a competitive antagonist, KROS 101 could be dosed to avoid the typical common side effects of checkpoint inhibitors.

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

Prostate cancer: There are some 300,000 castrate resistant prostate cancer patients in the U.S. eligible to be given combination therapy of ENV 105 + androgen signaling inhibitors for $5,000 per month (based on comparable neutralizing antibodies). This would suggest a potential US$9 billion gross sales for ENV 105 for a six-month dose in the U.S. for this single indication. As a point of reference, androgen signaling inhibitors on their own make up $10 billion market inclusive of Sanofi; Johnson and Johnson Services, Inc.; Pfizer, Inc.; Astellas Pharma, Inc.; and Bayer AG - predicted to grow to $15 billion global market by 2027 of castrate resistant prostate cancer patients. None have been approved to extend efficacy apart from chemotherapy (docetaxel and cabazitaxel) with undesirable toxicity profiles.

Lung cancer: There are approximately 30,466 patients with an EGFR driven non-small cell lung cancer annually in the U.S. The incidence of EGFR driven NSCLC is most prevalent in non-smokers and those of east Asian descent, 35-40% of NSCLC - 341,633 patients annually in Asia (China, India, Japan, S. Korea, Thailand, Philippines). To determine lung cancer market share for ENV 105, the current market share for Tagrisso (US$3 billion annual sales for AstraZeneca) can be used as point of reference. Accordingly, ENV 105 could have a $1 billion market share in the U.S. as a combination therapy with EGFR antagonists to improve or extend its efficacy.

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

ENV 205

Cachexia is debilitating disease of muscle wasting not treatable by nutrition supplementation associated with the death of 50% of all cancer, 20% of AIDS, and 30% of COPD patients, according to [Argilés et al. (2023) Nature Reviews Clinical Oncology 20:250-264]. Cachexia is an underrecognized consequence of many chronic diseases. We believe ENV 205 is a molecule found to limit the process of muscle wasting through the capture and excretion of mitochondrial DNA in circulation. Cachexia is considered an orphan disease in the U.S. and Europe, increasing hospitalization costs and length of stay in several disease types. The specific cancer cachexia therapeutics market was over $2 billion in 2022 worldwide, with an estimated growth to to over $4 billion by 2032, according to Market.US. The application of ENV 205 as cachexia therapeutic is further supported by the demonstrated restoration of docetaxel therapy sensitivity in resistant prostate cancer models. Taxane-based therapy, inclusive of docetaxel, paclitaxel, and cabazataxel, is standard of care for majority of solid tumors (inclusive of breast cancer, non-small cell lung cancer, advanced stomach cancer, head and neck cancer and metastatic prostate cancer). Strong preclinical data suggest ENV 205 chemotherapy sensitization in a combination therapy setting and limit the development of cachexia as a single agent.

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

●	Strategic Partnerships - We will focus on expanding our existing pipeline through establishing strategic partnerships with companies that have interesting products and technologies. We intend to focus on novel, early-stage and preclinical assets in a variety of therapeutic areas.

●	Commercial Development - We expect to participate and assist in the commercial development activities of its assets with our strategic partners. Commercial development activities may include, but are not limited to, clinical development, market research, healthcare economics, market access, sales/marketing, and commercial launch strategies.

●	Portfolio Optimization - We will continue to evaluate, prioritize, optimize, and make appropriate changes in our pipeline portfolio as market development dynamics and/or product opportunities change.

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

Effective April 17, 2025, Enviro, Kairos and Cedars entered into a novation agreement pursuant to which the exclusive license was transferred from Enviro to Kairos, after which time Kairos accepted and assumed all obligations and liabilities under the exclusive license agreements and Enviro was relived of any further liabilities or obligations under the license agreements.

License and Supply Agreement with Tracon Pharmaceuticals, Inc.

On May 21, 2021, Enviro, the Company’s formerly wholly-owned subsidiary, entered into an Enviro-Tracon license agreement with Tracon. Pursuant to the Enviro-Tracon license agreement, Tracon grants to Enviro access to inactive IND filings for “TRC105” in the United States, ownership of “TRC105” stored vials of drug product manufactured to GMP standards stored at Fisher Clinical or their designee, and assignment of Tracon’s patent rights to its “CD105 technologies.”

Pursuant to the Enviro-Tracon license agreement, Enviro paid Tracon an upfront fee of $100,000, and was obligated to pay Tracon an additional $500,000 upon its or its successor’s completion of one or more financings through the sale of equity (or debt convertible to equity) in an amount of $10,000,000, and an additional $500,000 within 10 days of its or its successor’s completion of one or more financings through the sale of equity (or debt convertible to equity) in an amount of $22,000,000. In addition, Enviro was obligated to pay Tracon a royalty of 3% of net sales on a country-by-country basis of the products subject to the agreement, and non-royalty payments of 3% of consideration for sublicensing fees. The royalty payments would terminate upon the completion of use of the TRC105 product. The non-royalty payments would terminate upon payment of $500,000 after the financing of an aggregate amount of $22,000,000 to the Company.

Prior to becoming a wholly-owned subsidiary of the Company, Enviro issued Tracon equity ownership in Enviro equal to a number of shares of restricted common stock of Enviro equal to 7% on a fully diluted and converted basis of all common and preferred shares of Enviro. Thereafter, in connection with the Enviro-Kairos share exchange, the parties agreed that Tracon would receive, in exchange for its Enviro common stock, 280,000 shares of the restricted common stock of Kairos (which was then equal to 1.41229% of the issued and outstanding shares of Kairos on a fully diluted and converted basis). Under the Enviro-Tracon license agreement, until such time as Tracon has received all of the cash consideration (as described above), Enviro or its successor in interest, shall issue to Tracon, without further consideration, any additional common stock of Enviro, or such successor in interest, necessary so that Tracon maintains ownership of shares of Enviro, or such successor in interest, equal to the Tracon-Enviro Equity on a fully diluted and converted basis of all stock in Enviro (or its successor). However, as of the date of this Annual Report, all Tracon shares in Kairos have been sold and Tracon no longer has an ownership interest in Kairos.

Pursuant to the Enviro-Tracon license agreement, which was assumed by Kairos effective April 17, 2025 pursuant to a novation agreement, we have exclusive licensing rights (which include the right to sublicense) to eight issued U.S. patents, four U.S. Utility or provisional patent applications, 24 issued patents and 24 patent applications in foreign jurisdictions. Patent expiration dates, specific jurisdictions of foreign patents are listed in the Patent Table below.

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

Enviro was incorporated on November 15, 2019, under the law of the state of California and was an early-stage company that is focused on the development of therapeutics targeting the tumor microenvironment to complement conventional and targeted therapies designed against the cancer cells. Kairos’s Chairman, Chief Executive Officer and shareholder, Dr. Yu, was also a founder and shareholder of Enviro.

On June 3, 2021, Kairos and Enviro entered into a share exchange agreement whereby Kairos acquired of all of the common stock of Enviro in exchange for stock in Kairos. In the Enviro-Kairos share exchange, the Enviro shareholders exchanged 100% of the issued and outstanding shares of Enviro (on a fully diluted basis) for 6,000,000 shares of newly issued restricted common stock of Kairos, which, as of the closing of the Enviro-Kairos share exchange: (i) represented approximately twenty percent (20%) of the outstanding shares of capital stock of the Company on a fully diluted basis, including all issued and outstanding convertible promissory notes, preferred stock, SAFEs, other securities convertible into capital stock, stock options and warrants, and after giving effect to the issuance of the shares in the Enviros-Kairos share exchange, and (ii) have voting power approximately equal to twenty percent (20%) of all shares eligible to vote on matters by the shareholders of Kairos. At the closing of the Enviro-Kairos share exchange, Kairos issued each of Dr. Yu and Dr. Neil Bhowmick (the other co-founder of Enviro) 1,860,000 of Kairos’ restricted common stock in exchange for their shares of Enviro. Kairos also issued Tracon Pharmaceutical, Inc., an unaffiliated third party, 280,000 shares of Kairos restricted common stock in exchange from their shares of Enviro, which Tracon had received pursuant to a license and supply agreement between Enviro and Tracon, pursuant to which Enviro had acquired certain licensing rights from Tracon.

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

Effective April 17, 2025, the Company entered into novation agreements with Enviro and Enviro’s licensors, Tracon and Cedars-Sinai Medical Center, pursuant to which the Company assumed all responsibilities, liabilities and obligations of Enviro under such agreements and Enviro was released from all liability. At the same time, Enviro was dissolved.

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

Employees and Human Capital Resources

As of December 31, 2025, we had one full-time employee, our Chief Financial Officer, and three part-time employees (including our executive officers), each of whom is a part-time employee primarily engaged in research and development activities, and all hold M.D. or Ph.D. degrees. Aside from our Chief Financial Officer, all officers and directors of the Company worked approximately 20 hours per week in performance of their duties related to the Company. We consider our relationship with our employees to be good. None of our employees is subject to a collective bargaining agreement.

We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

●	Talent development, compensation, and retention: We strive to provide our employees with a rewarding work environment, including the opportunity for growth, success, and professional development. We provide a competitive compensation and benefits package, including bonus and equity incentive plans, a 401(k) plan-all designed to attract and retain a skilled and diverse workforce.

●	Health and safety: We support the health and safety of our employees by providing comprehensive insurance benefits, an employee assistance program, company-paid holidays, a personal time-off program, and other additional benefits which are intended to assist employees to manage their well-being.

●	Inclusion and diversity: We are committed to efforts to increase diversity and foster an inclusive work environment that supports our workforce.

Recent Financings

Initial Public Offering

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

January 2026 At-the-Market Offering

On January 12, 2026, we entered into an at-the-market (“ATM”) offering agreement (the “ATM Agreement”) with H.C. Wainwright Co., LLC (the “Placement Agent”) for the sale, from time to time, of up to $4,524,949 shares of our common stock. We registered the common stock offered under the ATM pursuant to prospectus supplement filed in conjunction with our shelf registration statement on Form S-3 (SEC File No. 333-292686), which was declared effective on January 23, 2026. Pursuant to the ATM Agreement, the Placement Agent is entitled to a placement agent fee of 3.0% of the gross sale price of shares sold under the ATM.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in “Item 1A Risk Factors- Risks Related to Our Dependence on Third Parties.”

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

We will strive to develop companion biomarkers for all drugs in our portfolio and to evaluate whether a companion diagnostic test will be required for any of our product candidates. In general, the FDA expects to review and approve simultaneously NDA and pre-market approval submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay drug approval. On April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, if any, we may be forced to abandon any of our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our to be approved products, if any, and our business operations.

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

Risks Related to Our Intellectual Property

Our exclusive licensing rights to our intellectual property are subject to agreements with third parties and we may not meet milestones set forth in those agreements; our exclusive licensing rights may be terminated.

Our agreements with Cedars-Sinai Medical Center and Tracon Pharmaceuticals, Inc., which were originally between each of Cedars-Sinai and Tracon and our subsidiary, Enviro Therapeutics, Inc., and which were assumed by the Company effective April 17, 2025 pursuant to a novation agreement, are contingent on our ability to make payments and meet commercialization goals, which we may not be able to meet based on innumerable factors. If we do not make such payments or meet such milestones, our exclusive licensing rights to our intellectual property may be terminated. Even if we meet certain milestones, we may not be able to make the required payments, which may cause us to breach such agreements.

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

As of the date of this Annual Report, our executive officers, directors, and current beneficial owners of 5% or more of our capital stock and their respective affiliates hold, in the aggregate, beneficially own 37.2% of our outstanding common stock, based on 21,411,198 shares of our common stock outstanding as of March 31, 2026.  As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, or sale of all or substantially all of our assets, or other significant corporate transactions. In addition, these persons, acting together, may have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares at or above the price paid for the shares. In addition to the factors discussed under this “Item1A Risk Factors” section and elsewhere in this Annul Report, these factors include:

●	the commencement, enrollment, or results of our planned and future clinical trials;

●	the loss of any of our key research, development, or management personnel;

●	regulatory or legal changes or developments in the United States and other countries or in the status of our regulatory approvals;

●	the success of competitive products or technologies;

●	the emergence of new competitors or new technologies;

●	our ability to develop and market new and enhanced products on a timely basis;

●	adverse actions taken by regulatory agencies with respect to our clinical trials or manufacturers;

●	changes or developments in laws or regulations applicable to our current in-development products or any future product candidates;

●	changes to our relationships with collaborators, manufacturers, or suppliers;

●	the results of our testing and clinical trials;

●	disruption to our operations or those of other sources critical to our operations;

●	unanticipated safety, tolerability, or efficacy concerns;

●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	other announcements concerning our competitors or the pharmaceutical industry in general;

●	actual or anticipated fluctuations in our operating results or those of our competitors;

●	changes in financial estimates or recommendations by securities analysts;

●	potential acquisitions;

●	the results of our efforts to discover, develop, acquire, or in-license additional product candidates;

●	commencement of, or our involvement in, litigation;

●	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;

●	changes in our board of directors or management;

●	adoption of new or different accounting standards;

●	the trading volume of our common stock on NYSE American;

●	sales of our common stock by us, our executive officers and directors or our stockholders or the anticipation that such sales may occur in the future;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States or the United Kingdom (including those relating to macroeconomic events, such as wars in the Middle East and between Russia and Ukraine);

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

●	general economic conditions and slow or negative growth of related markets; and

●	investors’ general perception of us and our business.

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

Changes in funding for or disruption at the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations could hinder their ability to hire and retain key leadership and other personnel, delay the review and approval of regulatory submissions, limit the development or implementation of regulatory programs, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business

Federal agencies in the United States, including the FDA and the SEC, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years and may continue to fluctuate as a results of these factor as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, most recently in October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again, or if global health concerns or shortages in resources prevent the FDA or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

With the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As of December 31, 2025, we had federal and state net operating loss, or NOLs, carryforwards of approximately $9.9 million.  Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our NOLs generated in tax years beginning after December 31, 2020 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

The capital markets may experience periods of disruption, instability and economic uncertainty. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption, instability and economic uncertainty. Such periods may result in, among other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and, as a result, negatively affect our ability to access capital. Global financial markets have experienced heightened volatility in recent years. In addition, social and political tensions in the U.S. and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and continued conflicts and political unrest in the Middle East and South America. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine, the war in Iran, conflicts in the Middle East, and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs.

Further, volatility in the capital markets may make it difficult to raise equity capital or obtain debt financing, the results of which could cause a material adverse effect on our business, financial condition and/or results of operations. If we are unable to raise additional capital, we will not be able to fund our ongoing clinical trials and further develop our business.

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

Holders

As of March 31, 2026, we had 48 holders of record of our common stock and 21,411,198 shares of common stock issued and outstanding. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

The following table provides information about the Company’s common stock that may be issued under the Company’s 2023 Equity Incentive Plan as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants, rights and restricted stock units	Weighted-average exercised price of outstanding options, warrants, rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	772,605	$1.05	877,395
Equity compensation plans not approved by security holders	-	-	-
Total	772,605	1.05	877,395

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

Since inception, we have incurred significant operating losses. Our net losses were $5,447 and $2,603 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $14,262. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

During the year ended December 31, 2025, in connection with its ELOC agreement with Helena, the Company sold 3,510,000 shares of its common stock to Helena for net proceeds of $3,205. The shares were issued to Helena during the year ended December 31, 2025.

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

2026 At the Market Offering

On January 12, 2026, we entered into an at-the-market (“ATM”) offering agreement (the “ATM Agreement”) with H.C. Wainwright Co., LLC (the “Placement Agent”) for the sale, from time to time, of up to $4,524,949 shares of our common stock. We registered the common stock offered under the ATM pursuant to prospectus supplement filed in conjunction with our shelf registration statement on Form S-3 (SEC File No. 333-292686), which was declared effective on January 23, 2026. Pursuant to the ATM Agreement, the Placement Agent is entitled to a placement agent fee of 3.0% of the gross sale price of shares sold under the ATM.

Components of Results of Operations

Net Sales

We have not generated any sales to date. No revenue was recorded from any sources during the years ended December 31, 2025 and 2024.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Revenues	$-	$-

Operating expenses:
Research and development	2,135	414
General and administrative	3,437	1,929
Total operating expenses	5,572	2,343

Loss from operations	(5,572)	(2,343)
Other income (expenses):
Interest expense	-	(35)
Financing costs	-	(670)
Debt discount amortization	-	(154)
Gain on settlement of accounts payable	-	599
Interest income	125	-
Total other income (expenses)	125	(260)
Net loss	$(5,447)	$(2,603)

Research and Development Expenses

The table below summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

Research and Development Expenses:	December 31, 2025	December 31, 2024
Clinical trial and related expenses	$2,135	$414
Total research and development expenses	$2,135	$414

Research and development expenses were $2,135 and $414 for the years ended December 31, 2025 and 2024, respectively. The increase in R&D expenses in 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024:

General and Administrative Expenses:	December 31, 2025	December 31, 2024
Stock-related expenses	$341	$219
Officer and board compensation and wages	566	481
Patent related expenses	75	134
Legal expenses	202	149
Accounting expenses	206	181
Other professional service expenses and fees	510	242
Fees relating to license agreements	-	138
Insurance expenses	385	151
Vendor advances amortization expense	871	-
Intangible amortization expense	160	160
Other expenses	121	74
Total general and administrative expenses	$3,437	$1,929

General and administrative expenses were $3,437 and $1,929 for the years ended December 31, 2025 and 2024, respectively. Significant changes between periods consisted of the increase in other professional service expenses and fees, primarily related to being a publicly traded company; the increase in insurance expenses, primarily D&O; and the increase in vendor advance amortization expense in 2025, relating to our vendor advances in 2025.

Other Income (Expenses)

Other income (expenses) was $125 and $(260) for the years ended December 31, 2025 and 2024, respectively. In 2025, other income was interest income earned from our money market account. In 2024, other expenses were interest expense of $35, financing costs of $670 and debt discount amortization of $154, with other income relating to a gain on the settlement of accounts payable of $599.

Liquidity and Capital Resources

The Company has experienced recurring losses from operations since inception and incurred a net loss of $5,447 and used cash in operations of $3,441 during the year ended December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2025, the Company had cash and short-term investments of $4,491. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current products or any future product candidates. Additionally, although we have the ability to raise funds through our S-1 and S-3 registration statements filed in 2025 and 2026, we may not receive some or all of these available proceeds, due to certain factors. The failure to receive all or some of the proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the event of an equity financing.

Cash Flows

The table below summarizes our cash flow activities for the years ended December 31, 2025 and 2024:

	December 31,	December 31,
Net cash provided by (used in):	2025	2024
Operating activities	$(3,441)	$(3,955)
Investing activities	-	-
Financing activities	6,660	5,134
Net increase in cash and cash equivalents	$3,219	$1,179

Operating Activities

During the year ended December 31, 2025, we used cash from operating activities of $3,441, compared to $3,955 used during the year ended December 31, 2024. During the year ended December 31, 2025, we incurred a net loss of $5,447 and had non-cash expenses of $2,182, compared to a net loss of $2,603 and non-cash expenses of $632 during the year ended December 31, 2024. The primary non-cash expense in 2025 was the amortization of vendor advances of $2,170.

The net change in operating assets and liabilities during the year ended December 31, 2025 used cash of $806, compared to $1,984 used during the year ended December 31, 2024. The primary use of cash relating to operating assets and liabilities during the year ended December 31, 2025, was the decrease in accounts payable and accrued expenses. The primary use of cash during the years ended December 31, 2024, was the increase in vendor advances.

Financing Activities

During the year ended December 31, 2025, we provided cash from financing activities of $6,660, compared to $5,134 provided during the year ended December 31, 2024. For the year ended December 31, 2025, cash provided by financing activities consisted of proceeds from our private financing of $3,058 and proceeds of $3,602 from our ELOC. Net cash provided in 2024 was from net proceeds from our IPO of $5,524 and proceeds from notes payable – officers of $142. Net cash used in 2024 consisted of the payment of deferred offering costs of $390 and the repayment of notes payable – officers of $142.

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

Agreement with former Chief Financial Officer

We have an agreement with our former Chief Financial Officer that requires us to pay $50 upon the completion of raising more than $900 in a debt or an equity financing. $50 was owed as of December 31, 2024 and that amount was paid to the former CFO during the period ended March 31, 2025.

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

Vendor Advances

We have entered into various contracts with service providers pursuant to which we pay the vendor an advance at the beginning of the contractual period. These vendor advances could be paid by us either in cash or in shares of common stock, depending on the terms of the contract. The advances are reduced by the accumulated value of the services performed by the vendor or are amortized on a straight-line basis over the service period, whichever is shorter. As of December 31, 2024, advances to vendors totaled $3,115, with $2,615 being paid in cash and $500 being paid with shares of our common stock. Amortization expense relating to the vendor advances during the year ended December 31, 2024 was $256, with an unamortized balance of $2,859 as of December 31, 2024. During the year ended December 31, 2025, an additional advance to a vendor totaled $156, with the advance being paid with shares of our common stock, and amortization expense relating to the vendor advances was $2,170, with an unamortized balance of $845 as of December 31, 2025.

Deferred Offering Costs

Agreement with Helena Global Investment Opportunities

On November 12, 2024, we entered into an agreement with Helena Global Investment Opportunities I LTD (“Helena”) pursuant to which we will have the right to issue and sell to Helena, from time to time, and Helena shall purchase from us, up to $30,000 of the Company’s shares of common stock (the “Equity Line of Credit”). The Equity Line of Credit became available to us after we filed a registration statement on Form S-1 registering the shares issuable under the Equity Line of Credit and such registration statement became effective. In exchange for the Equity Line of Credit, we are obligated to issue Helena a certain number of shares of common stock, calculated using $900 divided by the lowest one-day VWAP during the five trading days prior to entry into the agreement. As a result, we issued Helena 670,641 shares of its common stock valued at $1,377 on the date of issuance. We accounted for the value of the shares issued as deferred offering costs. The shares vested on the date of the agreement, were issued to Helena, and were subject to a “true up” based upon the value of the stock after we filed and obtained effectiveness of the registration statement registering the ELOC shares for resale. At December 31, 2024, the balance of the deferred offering costs was $1,377.

On April 24, 2025, we issued another 384,459 shares of its common stock to Helena. The fair value of the shares on the date of grant was $328. We recorded the fair value of the shares as deferred offering costs as of the same date. During the year ended December 31, 2025, we amortized $614 of these costs as shares were issued under the agreement. As of December 31, 2025, the balance of the deferred offering costs was $1,091.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expenses relating to these costs. As of December 31, 2024 and 2025, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2025 and 2024, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kairos Pharma, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kairos Pharma, Ltd. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Weinberg & Company P.A.

Weinberg & Company P.A.

We have served as the Company’s auditor since 2025.

Los Angeles, CA

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Kairos Pharma, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kairos Pharma, Ltd. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 through 2025 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Los Angeles, CA

April 15, 2025

Kairos Pharma, Ltd.

Consolidated Balance Sheets

(In thousands, except for share amounts and par value data)

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$4,491	$1,272
Vendor advances, net	845	2,859
Prepaid expenses and other current assets	51	38
Total Current Assets	5,387	4,169

Deferred offering costs	1,091	1,377
Intangible assets, net	62	222
Total Other Assets	1,153	1,599

TOTAL ASSETS	$6,540	$5,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$199	$992
Total Current Liabilities	199	992

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 20,821,353 and 13,736,597 shares issued and outstanding, respectively;	21	14
Additional paid-in capital	20,582	13,577
Accumulated deficit	(14,262)	(8,815)
Total Shareholders’ Equity	6,341	4,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,540	$5,768

The accompanying notes are an integral part of these consolidated financial statements.

Kairos Pharma, Ltd.

Consolidated Statements of Operations

(in thousands, except for share amounts and per share data)

	Years Ended December 31,
	2025	2024

Revenues	$-	$-

Operating expenses:
Research and development	2,135	414
General and administrative	3,437	1,929
Total operating expenses	5,572	2,343

Loss from operations	(5,572)	(2,343)

Other income (expenses):
Interest expense	-	(35)
Debt discount amortization	-	(154)
Financing costs	-	(670)
Gain on settlement of accounts payable	-	599
Interest income	125	-
Total other income (expenses)	125	(260)

NET LOSS	$(5,447)	$(2,603)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.30)	$(0.23)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	18,427,787	11,356,451

The accompanying notes are an integral part of these consolidated financial statements.

Kairos Pharma, Ltd.

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2023	10,562,640	$11	$4,123	$(6,212)	$(2,078)

Issuance of common shares upon the closing of the initial public offering, net of offering costs	1,550,000	2	4,650		4,652

Issuance of common shares upon conversion of convertible notes payable and accrued interest	368,371	-	884		884

Issuance of common shares upon conversion of accounts payable	514,940	-	1,789		1,789

Issuance of common shares upon conversion of amounts due to related parties	1,664	-	7		7

Issuance of common shares for deferred offering costs	670,641	1	1,877		1,878

Fair value of warrants issued in connection with convertible notes payable	-	-	29		29

Fair value of vested restricted stock units	68,341	-	218		218

Net loss for the year ended December 31, 2024	-	-	-	(2,603)	(2,603)

Balance, December 31, 2024	13,736,597	$14	$13,577	$(8,815)	$4,776

Proceeds from the sale of common shares and pre-funded warrants, net of offering costs	2,500,000	2	3,056	-	3,058

Fair value of common shares issued for deferred offering costs	384,459	-	327	-	327

Common shares issued for cash through equity line of credit, net of expenses	3,510,000	4	2,984	-	2,988

Issuance of common shares recorded as a vendor advance	534,188	1	156	-	157

Fair value of vested restricted stock units	144,707	-	482	-	482

Issuance of common shares through cashless exercise of stock warrants	11,402	-	-	-	-

Net loss for the year ended December 31, 2025	-	-	-	(5,447)	(5,447)

Balance, December 31, 2025	20,821,353	$21	$20,582	$(14,262)	$6,341

The accompanying notes are an integral part of these consolidated financial statements.

Kairos Pharma, Ltd.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(5,447)	$(2,603)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	160	160
Amortization of vendor advances	2,170	-
Amortization of debt discount	-	154
Fair value of vested restricted stock units	482	218
Fair value of common shares issued in connection with the conversion of accounts payable	-	670
Fair value of warrants issued in connection with convertible notes payable	-	29
Gain on settlement of accounts payable	-	(599)
Changes in operating assets and liabilities:
Vendor advances	-	(2,358)
Prepaid expenses and other current assets	(13)	(30)
Accounts payable and accrued expenses	(793)	404
Net cash used in operating activities	(3,441)	(3,955)

Cash Flows from Financing Activities
Proceeds from the sale and exercise of prefunded warrants	3,058	-
Proceeds from the equity line of credit	3,602	-
Proceeds from common stock issued for cash in connection with the closing of the initial public offering	-	5,524
Proceeds from notes payable - officers	-	142
Repayment of notes payable - officers		(142)
Payment of deferred offering costs	-	(390)
Net cash provided by financing activities	6,660	5,134

Net increase in cash and cash equivalents	3,219	1,179

Cash and cash equivalents, beginning of period	1,272	93
Cash and cash equivalents, end of period	$4,491	$1,272

Supplemental cash flows disclosures:
Interest paid	$-	$3
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Common shares issued for deferred offering costs	$327	$1,377
Common shares issued for vendor advances	$157	$500
Reclassification of deferred offering costs to shareholders’ equity	$614	$872
Conversion of convertible notes payable and accrued interest to shareholders’ equity	$-	$884
Conversion of accounts payable to shareholders’ equity	$-	$1,348
Conversion of amounts due to related parties to shareholders’ equity	$-	$4
Issuance of convertible notes payable recorded as debt discount	$-	$49

The accompanying notes are an integral part of these consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $5,447 and used cash in operations of $3,441 during the year ended December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2025, the Company had cash and short-term investments of $4,491. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current products or any future product candidates. Additionally, although we have the ability to raise funds through our Form S-1 and S-3 registration statements filed in 2025 and 2026, we may not receive some or all of these available proceeds, due to certain factors. The failure to receive all or some of the proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the event of an equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, Enviro Therapeutics, Inc. (“Enviro”) which was dissolved in October 2025. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accruals for potential liabilities, amortization of vendor advances and deferred offering costs, valuations of stock-based compensation, the realization of deferred tax assets, and impairment analysis and useful life for intangible assets among others. Actual results could differ from these estimates.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The Company’s cash equivalents consisted of $4,326 in money market funds as of December 31, 2025. There were no cash equivalents as of December 31, 2024. The underlying securities in the money market funds held by the Company are all government backed securities.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during the years ended December 31, 2025 and 2024 was $160, with an unamortized balance of $62 and $222 at December 31, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets. A long-lived asset that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying value, an impairment determination is required. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. No impairment was recorded relating to the Company’s intangible asset during the years ended December 31, 2025 and 2024.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.

For the years ended December 31, 2025 and 2024, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	December 31, 2025	December 31, 2024
Warrants to purchase common stock	4,281,038	278,188
Restricted stock units	772,605	172,000
Total	5,053,643	450,188

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s statement of operations. As of December 31, 2024, the Company incurred $1,377 of deferred offering costs related to the Company’s pending equity line of credit (“ELOC”) offering. During the year ended December 31, 2025, the Company issued common shares with a fair value of $328 related to the ELOC. The Company’s registration statement registering the ELOC was declared effective on April 24, 2025, and the Company will amortize these costs as cost of capital as funds are raised, based upon the Company’s estimate of the ultimate funds raised under the ELOC. During the year ended December 31, 2025, $614 of deferred offering costs were amortized as cost of capital, and as of December 31, 2025, total deferred offering costs were $1,091 related to the ELOC.

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

Cash equivalents consisted of money market funds at December 31, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a 100% valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.

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

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are therefore expensed as incurred and are included in general and administrative expenses on the accompanying consolidated Statements of Operations. Patent expenses were $79 and $134 during the years ended December 31, 2025 and 2024.

Research and Development Costs

The Company expenses its research and development costs as incurred. Research and developments costs for the years ended December 31, 2025 and 2024 were $2,135 and $414, respectively.

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

The Company was a private company until the completion of its IPO on September 17, 2024. Prior to the IPO, the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options or warrants at each valuation date, as applicable. Subsequent to September 17, 2024, the Company estimates the fair value of common stock based on its historical trading price at the date of grants.

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding.

Marketing and Advertising Costs

Marketing and advertising expenses were not material for the years ended December 31, 2025 and 2024.

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

NOTE 3 – VENDOR AGREEMENTS

Vendor Advances

The Company has entered into various contracts with service providers pursuant to which the Company pays the vendor an advance at the beginning of the contractual period. These vendor advances could be paid by the Company either in cash or in shares of common stock, depending on the terms of the contract. The advances are reduced by the accumulated value of the services performed by the vendor or are amortized on a straight-line basis over the service period, whichever is shorter. As of December 31, 2024, advances to vendors totaled $3,115, with $2,615 being paid in cash and $500 being paid with shares of the Company’s common stock. Amortization expense relating to the vendor advances during the year ended December 31, 2024 was $256, with an unamortized balance of $2,859 as of December 31, 2024. During the year ended December 31, 2025, an additional advance to a vendor totaled $156, with the advance being paid with shares of the Company’s common stock, and amortization expense relating to the vendor advances was $2,170, with an unamortized balance of $845 as of December 31, 2025.

Vendor advances consisted of the following at December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Prevail Infoworks (a)	$900	$900
PreCheck Health Services (b)	900	900
CEO.CA Technologies (c)	250	250
Belair Capital Advisors (d)	365	365
Cross Current Capital (e)	856	700
	3,271	3,115
Less: accumulated amortization	(2,426)	(256)
Vendor advances, net	$845	$2,859

The remaining unamortized balance of $845 as of December 31, 2025, will be fully amortized during the year ending December 31, 2026.

(a)	Kairos Agreement with Prevail Infoworks, Inc.

On August 1, 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before commencement of services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the advance payment to Prevail in October 2024 and it is included in vendor advances on the accompanying Balance Sheet as of December 31, 2025 and 2024. The unamortized balance of the advance was $500 as of December 31, 2025.

(b)	Kairos Agreement with PreCheck Health Services, Inc.

On September 20, 2024, the Company entered into a bioassay services agreement (the “Bioassay Services Agreement”) with PreCheck Health Services, Inc., a Florida-based corporation (“PreCheck”). Pursuant to the Bioassay Services Agreement, PreCheck will provide certain biomarker screening services for the Company’s ongoing carotuximab (ENV105) clinical trials in order to assist the Company in identifying lung and prostate cancer patients suitable to the Company’s ongoing Phase 1 clinical trials for lung cancer patients and Phase 2 clinical trials for patients with castrate resistant prostate cancer. In exchange for PreCheck’s services, and according to the terms of the Bioassay Services Agreement, the Company paid $900 to PreCheck as an advance for the future laboratory services to be performed. The payment of $900 is included in vendor advances on the accompanying Balance Sheet as of December 31, 2025 and 2024. The term of the agreement is one year from the effective date. The advance was fully amortized as of December 31, 2025.

(c)	Kairos Agreement with CEO.CA Technologies Ltd.

On September 23, 2024, the Company entered into an advisory and consulting services agreement (the “CEO.CA Agreement”) with CEO.CA Technologies Ltd., a Canadian company (“CEO.CA”), pursuant to which CEO.CA will provide certain internet-based financial information and communications services for a period of one year for a services fee of $250. The service fee is an advance on future services to be performed. The CEO.CA Agreement includes services such as strategic news placement, news releases, interviews, monthly analytics and a video launch. The CEO.CA Agreement contains other customary clauses, including representations and warranties, indemnification clauses and governing law clauses. The payment of $250 is included in vendor advances on the accompanying Balance Sheet as of December 31, 2025 and 2024. The advance was fully amortized as of December 31, 2025.

(d)	Kairos Agreement with Belair Capital Advisors Inc.

On September 23, 2024, the Company entered into a strategic advisory agreement (the “Strategic Advisory Agreement”) with Belair Capital Advisors Inc. (“BCA”). BCA, a venture capital and corporate finance advisory firm, has been a long-term investor and advisor to the Company and frequently works with early-stage pharmaceutical companies. The strategic advisory services provided by BCA consist of corporate strategy, market positioning and long-term growth plans within the pharmaceutical sector, digital marketing and engagement, market research analysis and business development assistance, among other things. During the one-year term of the Strategic Advisory Agreement, in exchange for its services, the Company will pay BCA a $365 fee and will issue BCA 50,000 RSUs, which will vest at the end of six months following the date of issuance. The payment of $365 is included in vendor advances on the accompanying Balance Sheet as of December 31, 2025 and 2024. The advance was fully amortized as of December 31, 2025.

(e)	Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200 in cash and agreed to issue to the Advisor $500 of restricted shares of the Company’s common stock under the Company’s 2023 Plan, which was calculated at 367,647 shares (the “Shares”) as of the date of the agreement and were issuable at December 31, 2024. The term of the Consulting Agreement is 24 months and can be extended for another 12 months upon the written consent of both parties. The Company made the $200 payment in October 2024. The payment of $200 and the value of the shares issued of $500 are included in vendor advances on the accompanying Balance Sheet as of December 31, 2025 and 2024.

The 367,647 shares issuable in 2024 were subject to a “true up” on April 1, 2025, at which time additional shares were either issuable to the Advisor or to be returned by the Advisor to the Company in order to ensure the shares were valued at $500 as of April 1, 2025. Accordingly, on April 1, 2025, the Company issued an additional 166,541 shares of its common stock to the Advisor to bring the value to $500. All the issuable shares were issued during the year ended December 31, 2025. The fair value of the additional shares on the date of grant was $156. The Company recorded the fair value of the shares as a vendor advance as of the same date. The unamortized balance of the advance was $345 at December 31, 2025.

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

On April 24, 2025, the Company issued another 384,459 shares of its common stock to Helena. The fair value of the shares on the date of grant was $328. The Company recorded the fair value of the shares as deferred offering costs as of the same date. During the year ended December 31, 2025, the Company amortized $614 of these costs as shares were issued under the agreement. As of December 31, 2025, the balance of the deferred offering costs was $1,091.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

Authorized Shares

The Company’s Certificate of Incorporation, as filed with the State of Delaware on May 10, 2023, following the Company’s conversion from a California corporation into a Delaware corporation, authorizes the Company to issue up to 120,000,000 shares, consisting of 100,000,000 shares of common stock, par value of $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the board of directors out of funds legally available and share pro rata in any distributions with shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of December 31, 2025 and 2024, there were 20,821,353 and 13,736,597 shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding, respectively.

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

Common Stock Issued Upon Conversion of Convertible Notes Payable and Accrued Interest

During the year ended December 31, 2022, the Company entered into several convertible note payable agreements with certain investors totaling $675, with adjustments increasing the principal balance to $792 as of September 17, 2024, the date of the Company’s IPO. Upon closing of the Company’s IPO, the principal amount of $792, plus the accrued and unpaid interest of $92, totaling $884, automatically converted into 368,371 shares of the Company’s common stock based on the principal and accrued interest due as of September 17, 2024.

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

Common Stock Issued Upon Conversion of Amounts Due to Related Parties

During the year ended December 31, 2021, shareholders of the Company, and a company whose principal stockholder is also a stockholder of the Company, advanced the Company $14. As of September 17, 2024, the date of the closing of the Company’s IPO, a total of $4 was outstanding.

During the year ended December 31, 2024, the officers agreed to automatically convert the principal into shares of the Company’s common stock upon the closing of the IPO transaction. Upon the closing of the IPO, all of the principal automatically converted into 1,664 shares of the Company’s common stock based on the conversion price of $2.40, which was 60% of the IPO closing price of $4. As the officers received 666 additional shares based on the 40% discounted price, the fair value of those shares, $3, was recorded as a financing cost during the year ended December 31, 2024. As of December 31, 2024, no principal or interest was due on the advances.

Common Stock Issued for Advances to Vendors

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company. For the services rendered thereunder, the Company agreed to issue to the Advisor $500 of restricted shares of the Company’s common stock under the Company’s 2023 Plan, which was calculated at 367,647 shares (the “Shares”) as of the date of the agreement. The Shares were subsequently issued to Cross Current in 2025. The value of the shares issued of $500 are included in Vendor Advances on the accompanying Balance Sheet as of December 31, 2025 and 2024 (see Note 3).

The Shares were subject to a “true up” on April 1, 2025, at which time additional shares were either issuable to the Advisor or to be returned by the Advisor to the Company in order to ensure the shares were valued at $500 as of April 1, 2025. Accordingly, on April 1, 2025, the Company issued an additional 166,541 shares of its common stock to the Advisor to bring the value to $500. The fair value of the additional shares on the date of grant was $157. The Company recorded the fair value of the shares as a Vendor Advance as of the same date (see Note 3).

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

The pre-funded warrants have an exercise price of $0.001 per share and are immediately exercisable and will expire when exercised in full. The common warrants have an exercise price of $1.40 per share, will be exercisable six months from issuance and will expire five and a half years from the issuance date. During the year ended December 31, 2025, the investor exercised 2,500,000 shares of the pre-funded warrants and as of December 31, 2025, there were no pre-funded shares remaining unexercised.

Common Stock Issued for Cash Upon Exercise of the Company’s Equity Line of Credit (ELOC)

During the year ended December 31, 2025, in connection with its ELOC agreement with Helena, the Company sold 3,510,000 shares of its common stock to Helena for net proceeds of $2,988, which includes the allocation of deferred offering costs of $614. The shares were issued to Helena during the year ended December 31, 2025.

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock compensation to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 1,650,000 shares of common stock were initially reserved for issuance under the 2023 Plan. As of December 31, 2025, and 2024, a total of 877,395 shares and 1,478,000 remained available for issuance under the 2023 Plan, respectively.

Grant of Restricted Stock Units (RSUs)

The following table summarizes restricted common stock activity during the years ended December 31, 2024 and 2025:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	—	$—	$—
Granted	240,341	532	2.21
Vested	(68,341)	(218)	3.19
Forfeited	—	—	—
Unvested, December 31, 2024	172,000	314	1.83
Granted	745,312	981	1.32
Vested	(144,707)	(482)	3.33
Forfeited	—	—	—
Unvested, December 31, 2025	772,605	$813	$1.05

On October 8, 2025, the Company’s Compensation Committee of the board of directors approved the grant of an aggregate total of 667,940 RSUs to the Company’s executive officers and directors for their services to be performed from October 2025 to October 2026. The RSUs were granted under the Company’s 2023 Equity Incentive Plan and were valued at $875 on the date of grant. Additionally, the Company’s independent directors received an aggregate total of 57,252 RSUs, with a value of $75 on the date of grant. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will vest in full on October 8, 2026, the first anniversary following the grant date, subject to the recipient’s continuous service with the Company through such vesting date. Notwithstanding the foregoing vesting schedule, in the event of a change in control of the Company (as defined in the Plan) occurring prior to the vesting date, all unvested RSUs will become fully vested immediately upon the occurrence of such change in control.

On September 23, 2024, the Company entered into a strategic advisory agreement with Belair Capital Advisors Inc. (“Belair”). During the one-year term of the agreement, in exchange for its services, the Company issued Belair 50,000 RSUs, which vest nine months from the date of issuance. The fair value of the shares on the date of grant was $100, which value will be amortized over the one-year service period of the agreement. None of these shares vested or were issued during the year ended December 31, 2024. During the years ended December 31, 2025, the 50,000 RSUs vested and the shares were issued to Belair. As of December 31, 2025, no RSUs remained unvested.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its four officers. Such agreements provided for annual grants of RSUs in accordance with the terms of the Company’s 2023 Equity Incentive Plan. The RSUs vest over one- or two-year periods and are subject to full acceleration of vesting upon the sale of the Company. Upon the closing of the Company’s IPO in September 2024, the Company granted the officers 92,000 RSUs. The fair value of the shares on the date of grant was $226. None of these RSUs vested during the year ended December 31, 2024. During the years ended December 31, 2025, a total of 78,000 RSUs vested, and the shares were issued to the officers. As of December 31, 2025, 14,000 RSUs remained unvested.

Upon the closing of the Company’s IPO, the Company entered into agreements with each of its three independent directors. The Company’s policy provides that, upon initial election or appointment to its board of directors, each new non-employee director will be granted a one-time grant, or Director Initial Grant, that will vest in substantially equal annual installments over a period of three years. The Director Initial Grant is subject to full acceleration of vesting upon the sale of the Company, in accordance with the terms of the Company’s 2023 Plan. In 2024, a total of 30,000 RSUs were granted to the directors. The fair value of the RSUs on the date of grant was $43. None of the RSUs vested during the year ended December 31, 2024. During the years ended December 31, 2025, an additional 20,120 RSUs were granted to the Company’s new director with a fair value of $31. During the year ended December 31, 2025, a total of 16,707 shares vested, and 33,413 RSUs remained unvested.

During the years ended December 31, 2025, the Company recorded $482 of stock compensation-related expense for the fair value vesting of restricted common stock. As of December 31, 2025, $813 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for years ended December 31, 2024 and 2025:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2023	150,000	$4.17	$4.17
Granted	128,188	2.40 – 4.80	4.43
Cancelled	—	—	—
Exercised	—	—	—
Forfeited/Expired	—	—	—
Balance, December 31, 2024	278,188	2.40 - 4.80	4.29
Granted	6,670,700	0.001 – 1.40	0.87
Cancelled	—	—	—
Exercised	(2,517,850)	0.001 – 0.46	0.004
Forfeited/Expired	(150,000)	4.17	4.17
Balance, December 31, 2025	4,281,038	$0.40 – 4.80	$1.48
Vested and exercisable, December 31, 2025	4,281,038	$0.40 – 4.80	$1.48

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40 - 0.46	17,850	4.42	$0.46	17,850	4.42	$0.46
1.23 - 2.40	4,154,688	4.02	1.40	4,154,688	4.02	1.40
4.80	108,500	3.75	4.80	108,500	3.75	4.80
$0.40 - 4.80	4,281,038	4.01	$1.48	4,281,038	4.01	$1.48

Warrant Grants

On January 14, 2025, as amended on January 16, 2025, the Company entered into a securities purchase agreement (“SPA”) and registration rights agreement with a select investor. In connection with the agreement, on January 16, 2025, the Company issued the investor a pre-funded warrant to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrant is immediately exercisable and will expire when exercised in full. During the years ended December 31, 2025, the SPA investor exercised 2,500,000 shares of the pre-funded warrant, and as of December 31, 2025, there were no shares remaining unexercised. The investor also received a warrant to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.40 per share. The warrant will be exercisable six months from the date of issuance (July 2025) and will expire five years from the issuance date. All the warrant shares were exercisable as of December 31, 2025.

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

In May and June 2025, the Company issued warrants to purchase common stock to the underwriters of the SPA for the purchase of 35,700 shares of the Company’s common stock at exercise prices of $0.40 and $0.46 per share. The warrants vested upon grant. The warrants were issued to the underwriters as they were the placement agents for the SPA noted above. The warrants expire five years from the date of grant. During the year ended December 31, 2025, a total of 17,850 shares were exercised under a cashless exercise, leaving 17,850 shares outstanding and exercisable. A total of 11,402 shares of the Company’s common stock were issued pursuant to cashless exercise.

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

The intrinsic value for warrant shares outstanding as of December 31, 2025 was $4.

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

As of December 31, 2025, no amounts were due under the Exclusive License Agreements between Cedars and the Company.

Enviro Therapeutics

On June 2, 2021, the Company’s then-wholly owned subsidiary, Enviro, entered into two Exclusive License Agreements with Cedars, which granted Enviro exclusive licensing rights (which include the right to sublicense) with respect to certain patent rights owned by Cedars, as follows:

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

In exchange for each of the licenses, pursuant to the terms of the Exclusive License Agreements, Enviro was required to pay an upfront license fee in the mid four-figures and low-five figures, respectively. Enviro was also required to reimburse Cedars for the costs in the mid-to-high six figures incurred in the prosecution of the patent rights subject to the Enviro-Cedars License Agreements prior to the date of execution of such agreements, and certain costs and fees then outstanding aggregating in the low-six figures owed by Kairos pursuant to the Kairos-Cedars License Agreements. Pursuant to the Enviro-Cedars License Agreements, Cedars was also to receive royalty payments of a mid-single-digit percentage of net sales of products associated with the licensed patent right and less than one percent of net sales of other products derived from Cedars’ technical information, with a minimum annual royalty fee in the low five-digits due beginning on the third anniversary of the effective date of the Enviro-Cedars License Agreements. To the extent Enviro derived non-royalty sublicensing revenues, a high single-digit to low double-digit percentage of such revenues would be due and payable to Cedars, with the actual percentage of such revenues dependent on the stage of FDA authorization at the time the sublicense revenue is generated.

Enviro was also required to pay Cedars in connection with achieving the following Payment Milestones relating to products derived from the patent rights: successful completion of a Phase I clinical trial; successful completion of a Phase II clinical trial, receipt of FDA approval, and approval for a Phase III clinical trial; FDA approval of an NDA or BLA; cumulative net sales exceeding $50,000; and cumulative net sales exceeding $100,000. If all of these payment milestones are met among both of the Exclusive License Agreements, the required milestone payments would total in the mid-to-high seven-figures.

Pursuant to the Exclusive License Agreements, Enviro was obligated to meet the following Commercialization Milestones. Pursuant to the Enviro-Cedars License Agreement (Endoglin Antagonism), Enviro was obligated to (1) obtain an IND for a patent product within 1 year of the effective date of the agreement, (2) commence a Phase II trial within 2 years of the effective date of the agreement, and (3) submit an NDA or BLA to the FDA or equivalent regulatory agency in another jurisdiction within 7 years of the effective date of the agreement. Pursuant to the Enviro-Cedars License Agreement (Mitochondrial DNA), Enviro was obligated to (1) complete preclinical studies of a patent product within 2 years of the effective date of the agreement, (2) complete toxicology studies within 2.5 years of the effective date of the agreement, (3) obtain IND within 3 years of the effective date of the agreement, (4) begin a Phase I trial within 4 years of the effective date of the agreement, and (5) submit an NDA or BLA to the FDA or equivalent regulatory agency in another jurisdiction within 7 years of the effective date of the agreement. If the Commercialization Milestones are not met or extended, Cedars may convert the exclusive licenses into non-exclusive licenses or to a co-exclusive licenses or terminate the licenses.

The Exclusive License Agreements will, unless sooner terminated, continue in effect on a country-by-country basis until the last of the patents covering the patent rights or future patent rights expires. Under the terms of the Enviro-Cedars License Agreements, unless waived by Cedars, the agreements would automatically terminate: (a) if Enviro ceases, dissolves or winds up its business operations; (b) if performance by either party jeopardizes the licensure, accreditation or tax exempt status of Cedars or the agreement is deemed illegal by a governmental body; (c) within 30 days for non-payment of royalties or if Enviro fails to undertake commercially reasonable efforts to exploit the patent rights or future patent rights; (d) within 60 days of Cedars’ failure to cure any breach or default of a material obligation under the agreements; (e) within 90 days of Enviro’s failure to cure any breach or default of a material obligation under the agreements; or (f) upon mutual written agreement of the parties.

Novation Agreements

On October 1, 2025, the Board of Directors approved the entry of Kairos and Enviro into a novation agreement (the “Cedars Novation Agreement”) with Cedars. The Cedars Novation Agreement was entered into on October 1, 2025, but effective as of April 17, 2025, for purposes of transferring the exclusive license of two patents from Enviro, as the original licensee, to Kairos, as the new licensee. As the new licensee of the two patents, Kairos accepted and assumed all obligations and liabilities that may arise under the Exclusive License Agreements from Enviro and Enviro is relieved of all of its liabilities and obligations under the license agreements.

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

Agreement with Lonza Sales AG

On November 12, 2025, the Company entered into an amendment (the “Lonza Amendment”) to the sales agreement with Lonza Sales AG (“Lonza”), originally dated February 14, 2008, pursuant to which the Company agreed to purchase and Lonza agreed to testing of standards and the preparation to manufacture ENV105 antibody to be used in the Company’s Phase 2 clinical trial. The Company agreed to pay a total of $1,143 in consideration, which will be paid over time as each of the 13 stages of the Lonza Amendment are completed. As of December 31, 2025, Lonza’s testing and preparation of the ENV105 antibody had yet to be completed and the Company had yet to make any payments to Lonza.

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

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2025 and 2024 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near-term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2025 and 2024.

A reconciliation of the differences between the effective and statutory income tax rates for the years ended December 31, 2025 and 2024 are shown below:

	2025		2024
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,144)	21.0%	$(547)	21.0%
State income taxes	(381)	7.0%	(182)	7.0%
Other	-	-%	(13)	0.5%
Valuation allowance against net deferred tax assets	1,525	(28.0)%	742	(28.5)%
Effective rate	$-	-%	$-	-%

At December 31, 2024 and 2023, the significant components of the deferred tax assets are summarized below:

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$2,766	$1,199
Capitalized R&D expenses	482	90
Total deferred income tax assets	3,248	1,289
Less: valuation allowance	(3,009)	(841)
Total net deferred income taxes	239	448
Deferred income tax liabilities:
Amortization of intangibles	(17)	(62)
Accrual to cash	(222)	(386)
Total deferred income tax liabilities	(239)	(448)

Total deferred income tax assets	$-	$-

As of December 31, 2025, the Company has net operating loss (“NOL”) carryforwards of approximately $9,900 and are subject to IRS code section 382 limitations. Of the total federal net operating loss, approximately $9,600 has an indefinite carryforward period as of December 31, 2025. The remaining federal and California net operating loss carryforwards will expire through December 31, 2045, unless previously utilized. NOL carryforwards may be subject to limitation under Sections 382 of the Internal Revenue Code, and similar state provisions which limit the amount carryforwards that can be utilized to offset future taxable income. In general, an ownership change, as defined by Sections 382, results from transactions increasing ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period. The Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss carryforwards until the time that it anticipates it will be able to utilize these tax attributes. This could impose an annual limit or reduction on the Company’s ability to utilize net operating loss carryforwards and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. The U.S. federal net operating loss carryforwards are stated before any such anticipated limitations. If a change in ownership were to have occurred, the Company’s NOL carryforwards could be eliminated or restricted.

NOTE 8 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

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

NOTE 9 – SEGMENT INFORMATION

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

	Years ended December 31,
	2025	2024
Revenue	$—	$—

Less:
Research and development, less officer compensation	1,837	414
Officer compensation and wages	716	119
Insurance	385	151
Stock-based compensation	482	218
Operating expenses	2,152	1,441
Other income (expenses)	125	(260)
NET LOSS	$(5,447)	$(2,603)

NOTE 10 – SUBSEQUENT EVENTS

In January 2026, the Company filed a shelf registration statement on Form S-3 (SEC File No. 333-292686) registering up to $75 million in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4.5 million of common stock pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright and Co., LLC (the “Placement Agent”). Under the ATM Agreement, the Placement Agent will be entitled to 3.0% of the gross proceeds of any sales made under the ATM Agreement. As a result of the ATM offering, subsequent to December 31, 2025, the Company raised $385 through the sale of 589,845 shares of its common stock.

On March 2, 2026, the Company entered into a binding term sheet with Celyn Therapeutics, Inc., a privately held biotechnology company, regarding a proposed asset acquisition of CL-273, an investigational, reversible, wild type sparing pan EGFR small molecule inhibitor being developed by Eilean Therapeutics for EGFR mutant non-small cell lung cancer. Pursuant to the term sheet, the Company will receive 100% of the development, manufacturing, commercialization rights, patent prosecution and patent filing rights worldwide to CL-273 in exchange for upfront payment of 16.5% of the Company’s outstanding capital stock, with such stock to be issued in the form of Common Stock or convertible preferred stock, and milestone payments of (i) $15 million payable at NDA or BLA FDA, with such payment to be made in combination of cash and stock and (ii) 2% royalties from net revenue generated from sales in the U.S. for the life of the intellectual property. Closing is subject to satisfactory completion of due diligence and negotiation of a definitive acquisition agreement.

On March 27, 2026, the Company entered into an additional statement of work to the sales agreement with Lonza Sales AG (“Lonza”), originally dated February 14, 2008, pursuant to which the Company agreed to purchase and Lonza agreed to testing of standards and the preparation to manufacture ENV105 antibody to be used in the Company’s Phase 2 clinical trial. The Company agreed to pay an approximate total of $2,000 in consideration, which will be paid over time as each of the 13 stages of the Lonza Amendment are completed. See Note 6 for further details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed in Form 8-K filed with the SEC on April 28, 2025 (the “Form 8-K”), which is incorporated herein by reference，on April 23, 2025, the Audit Committee of the Company selected Weinberg and Company, P.A. (“Weinberg”) to serve as the Company’s independent registered public accounting firm for the review of its Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the fiscal year ending December 31, 2025. As a result, the Audit Committee dismissed Marcum LLP (“Marcum”) and Marcum would no longer serve as the Company’s independent registered public accounting firm, effective as of April 23, 2025.

Marcum’s audit report on our financial statements for the years ended December 31, 2024 and 2023 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the year ended December 31, 2023 was modified as to contain uncertainty about the Company’s ability to continue as a going concern.

For the years ended December 31, 2024 and 2023 and through the date of the Form 8-K, the Company had no “disagreements” (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Marcum would have caused them to make reference thereto in their reports on the financial statements for such periods.

There were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K for the years ended December 31, 2024 or 2023 except for the material weaknesses in internal control over financial reporting for the fiscal years ended December 31, 2024 and 2023, as disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, prior to retaining Weinberg, the Company did not consult with Weinberg regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Weinberg concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2025, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out by our Chief Financial Officer under the supervision of our Chief Executive Officer. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of December 31, 2025. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting as necessary.

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

ITEM 9B. OTHER INFORMATION

10b5-1 Plan

On December 16, 2025, John S. Yu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Yu’s Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential sale of up to 3,500,000 shares of the Company’s common stock at specified limit prices ranging from $2.50 to $8.00 per share from March 16, 2026 to December 31, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth in the table below are the name, age, title of each executive officer and director, followed by a detailed description of their business experience and qualifications.

Name	Age	Position(s)
John S. Yu, M.D.	61	Chief Executive Officer and Chairman of the Board
Neil Bhowmick, Ph.D.	54	Chief Scientific Officer
Ramachandran Murali. Ph.D.	65	Vice President of Research and Development
Doug Samuelson	66	Chief Financial Officer
Hyun W. Bae, M.D.	56	Independent Director
Hansoo Michael Keyoung, M.D., Ph.D.	51	Independent Director
Rahul Singhvi, Sc.D., MBA	60	Independent Director

John S. Yu, M.D., CEO and Chairman of the Board of Directors

Dr. Yu, our co-founder, Chairman and Chief Executive Officer, is a medical clinician and investigator. Since 2019, Dr. Yu has also served as the Chief Financial Officer and a director of our wholly owned subsidiary, Enviro. Dr. Yu is committed to advancing Kairos’s pipeline to tackle the most unmet needs in cancer: resistance to cancer therapeutics and the suppressed immune response in cancer. As the Professor of Neurosurgery and Director of Surgical Neuro-Oncology at Cedars-Sinai Medical Center, where he has worked since January 1998 until present, he has dedicated his medical career to the development of immunotherapy for cancer and glioblastoma. Dr. Yu is the co-inventor of the GITR and activated T cell technology. Dr. Yu earned his bachelor’s degree from Stanford University in 1985 and spent a year at the Sorbonne in Paris studying French literature while completing a fellowship in immunology at the Institut Pasteur in Paris, and earned his medical degree from Harvard Medical School in 1990 and a master’s degree from the Harvard University Department of Genetics in 1990, before pursuing a neurosurgical residency at Massachusetts General Hospital in Boston. His portfolio has included 26 research grants, 10 patents, seven FDA-approved investigational drugs and 17 IRB approved clinical trials. We believe Dr. Yu, with his substantial experience in cancer research as both a clinician and investigator, is qualified to serve on our board of directors.

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

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, including family relationships, our board of directors has determined that three of our four directors, each of Drs. Bae, Keyoung and Singhvi, are “independent” directors in accordance with the rules and regulations of NYSE American.

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

Our current non-employee directors earned the following compensation for their service during fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Hyun W. Bae(1)	$50,000	12,400	-	-	-	$62,400
Hansoo Michael Keyoung(1)	$60,000	12,400	-	-	-	$72,400
Rahul Singhvi(2)	$50,000	18,750	-	-	-	$68,750

(1)	We entered into director agreements with Dr. Bae and Dr. Keyoung, effective September 16, 2024, the date of our initial listing on the NYSE American.

(2)	We entered into a director agreement with Dr. Singhvi upon his appointment on December 10, 2024.

(3)	Each non-employee director received RSUs which vest annually in one-third increments over a period of three years.

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

To the Company’s knowledge, based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2025, except for the following:

Name	Late Reports	Date of Earliest Transaction	Date Filed
John S Yu	Form 4	01/01/2025	02/24/2025
	Form 4	10/08/2025	11/26/2025

Ramachandran Murali	Form 4	01/01/2025	02/24/2025
	Form 4	10/08/2025	11/26/2025

Neil Bhowmick	Form 4	01/01/2025	04/07/2025
	Form 4	10/08/2025	12/30/2025

Doug Samuelson	Form 4	10/08/2025	11/26/2025

Rahul Singhvi	Form 4	10/08/2025	11/26/2025

Michael Hansoo Keyoung	Form 4	09/16/2025	11/26/2025

Hyun W. Bae	Form 4	09/16/2025	12/23/2025

ITEM 11 - EXECUTIVE COMPENSATION

Our named executive officers for the years ended December 31, 2025 and 2024 were Dr. Yu, Dr. Bhowmick, Dr. Murali and Mr. Samuelson.

Summary Compensation Table

Set forth below is the summary compensation table for our named executive officers for the years ended December 31, 2024 and 2025. We are currently a “emerging growth company” and a “smaller reporting company” as defined under SEC rules and, as a result, we are required to include only two years of compensation disclosure, rather than three years, in this table.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John S. Yu	2024	51,301	-	34,440	-	-	-	-	85,741
	2025	200,000	87,500	75,415					362,915

Neil Bhowmick	2024	29,315	-	34,440	-	-	-	-	72,755
	2025	106,250	50,000	69,165					225,415

Ramachandran Murali	2024	23,452	-	34,440	-	-	-	-	63,892
	2025	87,500	40,000	62,915					190,415

Doug Samuelson	2024	14,657		123,000	-	-	-	-	137,657
	2025	62,500	50,000	142,250					254,750

Employment Agreements

Each of our executive officers has entered into an employment agreement with us. The executive officers will each receive compensation on an annual basis in cash, payable in monthly installments commencing at the completion of our IPO, as well as an initial restricted stock grant of RSUs. As may be decided from time to time by our Compensation Committee, our executive officers may be entitled to various target bonuses. The terms of the employment agreements are as follows:

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

Equity-Based Incentive Awards

In July 2023, we adopted our 2023 Equity Incentive Plan, which reserved 1,650,000 shares of common stock for issuance under the 2023 Equity Incentive Plan. The equity-based incentive awards granted under the 2023 Equity Incentive Plan are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. Our board of directors or an authorized committee thereof is responsible for approving equity grants.

Outstanding Equity Awards at Fiscal Year End

Outstanding Equity Awards

Outstanding Equity Awards at December 31, 2025

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

		Options				Restricted Stock Unit Awards
Name	Grant Date	Number of Securities Underlying Options (#) Vested	Number of Securities Underlying Options (#) Unvested	Option Exercise Price ($)	Option Expiration date	Number of Securities Underlying RSUs (#) Vested	Number of Securities Underlying RSUs (#) Unvested
John S. Yu	10/08/2025	-	-	-	-	-	190,840
	09/16/2024	-	-	-	-	7,000	7,000
Doug Samuelson	10/08/2025	-	-	-	-	-	152,672
	09/16/2024	-	-	-	-	50,000	-
Neil Bhowmick	10/08/2025	-	-	-	-	-	171,756
	09/16/2024	-	-	-	-	7,000	7,000
Ramachandran Murali	10/08/2025	-	-	-	-	-	152,672
	09/16/2024	-	-	-	-	7,000	7,000

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock as of March 31, 2026 by:

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

Applicable percentage ownership is based on 21,411,198 shares of our common stock outstanding as of March 31, 2026.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is 2355 Westwood Blvd. #139, Los Angeles, California 90064.

Name of Beneficial Owner	Number of Shares Beneficially Owned (#) (2)	Percentage of Shares Beneficially Owned (%)
Greater than 5% Holders:
Technomedics Management and Systems, Inc.(1)	1,139,027	5.3

Directors and Named Executive Officers:
John S. Yu, M.D. (3)	5,347,170	25.0
Ramachandran Murali, Ph.D.	142,191	**
Neil Bhowmick, Ph.D.	1,135,316	5.3
Douglas Samuelson	140,367	**
Hyun W. Bae, M.D	49,855	**
Hansoo Michael Keyoung, M.D.	5,569	**
Rahul Singhvi, Sci.D., MBA	5,569	**

All directors and executive officers as a group (7 persons)	6,826,037	31.9

** Represents beneficial ownership of less than 1%.

(1) Manfred Mosk exercises voting and investment power of all shares held by Technomedics Management and Systems, Inc.

(2) Does not include restricted stock units issued under the Company’s 2023 Equity Incentive Plan which remain subject to vesting.

(3) The Yu Family trust owns 5,316,572 shares and John Yu owns 30,598 shares of our common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 as of December 31, 2025, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Auditors

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2025 and 2024, rendered by Weinberg and Company, P.A., the Company’s current independent registered public accounting firm, and Marcum LLP, the Company’s prior independent registered public accounting firm.

	Weinberg and Company, P.A.		Marcum LLP
(in thousands)	Fiscal year ended December 31,		Fiscal year ended December 31
	2025	2024	2025	2024
Audit fees [1]	$50,150	-	$10,000	144,200
Audit-related fees [2]	-	-	16,000	59,740
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total fees	$50,150	-	26,000	203,940

(1)	Audit fees consist of fees for the audit of the Company’s annual financial statements for 2024 and 2025 and services in connection with registration statements filed in 2024 and 2025. Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q and for consent or comfort letter procedures performed in conjunction with registration statements or completing financial transactions during the respective fiscal years.

Audit Committee Pre-approval Policies

Our policy has been for the Audit Committee to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to our former auditor, Marcum LLP, during fiscal 2023 and 2024 and the actual fees and expenses paid to our current auditor, Weinberg and Company, P.A. during fiscal year 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

1.1	At the Market Offering Agreement, dated January 12, 2026, by and between Kairos Pharma,Ltd. and H.C. Wainright Co., LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on January 12, 2026).
3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 14, 2025).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 17, 2025).
4.4	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 17, 2025).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed April 28, 2025)
10.1	Exclusive Option Agreement, dated March 16, 2020, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Depletion of Mitochondrial DNA) (incorporated by reference to Exhibit 10.1 to the Registration Statement filed on August 16, 2024).
10.2	Amendment to Exclusive Option Agreement, dated January 11, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Depletion of Mitochondrial DNA). (incorporated by reference to Exhibit 10.2 to the Registration Statement filed on August 16, 2024).
10.3	Exclusive Option Agreement, dated March 16, 202, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Solid Tumors) (incorporated by reference to Exhibit 10.3 to the Registration Statement filed on August 16, 2024).
10.4	Amendment to Exclusive Option Agreement, dated January 9, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Solid Tumors) (incorporated by reference to Exhibit 10.4 to the Registration Statement filed on August 16, 2024).
10.5	Exclusive License Agreement, dated June 21, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA from Circulation and for Detection of Mitochondrial or Genomic DNA) (incorporated by reference to Exhibit 10.5 to the Registration Statement filed on August 16, 2024).
10.6	Exclusive License Agreement, dated June 2, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Tumors to Therapies Through Endoglin Antagonism) (incorporated by reference to Exhibit 10.6 to the Registration Statement filed on August 16, 2024).
10.7	Exclusive License Agreement, dated August 30, 2019, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (as successor to AcTcell Biopharma, Inc.) (re Methods of generating activated T cells for cancer therapy) (incorporated by reference to Exhibit 10.7 to the Registration Statement filed on August 16, 2024).
10.8	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of generating activated T cells for cancer therapy) (incorporated by reference to Exhibit 10.8 to the Registration Statement filed on August 16, 2024).
10.9	Exclusive License Agreement, dated October 1, 2017, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of use of compounds that bind to RelA of NFkB) (incorporated by reference to Exhibit 10.9 to the Registration Statement filed on August 16, 2024).
10.10	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Methods of use of compounds that bind to RelA of NFkB) (incorporated by reference to Exhibit 10.11 to the Registration Statement filed on August 16, 2024).
10.11	Exclusive License Agreement, dated October 1, 2017, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Fibrosis) (incorporated by reference to Exhibit 10.12 to the Registration Statement filed on August 16, 2024).

10.12	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Fibrosis) (incorporated by reference to Exhibit 10.13 to the Registration Statement filed on August 16, 2024).
10.13	Exclusive License Agreement, dated March 12, 2019, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Cancer and Autoimmune Diseases) (incorporated by reference to Exhibit 10.14 to the Registration Statement filed on August 16, 2024).
10.14	Amendment to Exclusive License Agreement, dated June 17, 2021, between Cedars-Sinai Medical Center and Kairos Pharma, Ltd. (re Composition and Methods for Treating Cancer and Autoimmune Diseases) (incorporated by reference to Exhibit 10.15 to the Registration Statement filed on August 16, 2024).
10.15	License and Supply Agreement, dated May 21, 2021, between Tracon Pharmaceuticals, Inc., Enviro Therapeutics, Inc., and Kairos Pharma, Ltd. (incorporated by reference to Exhibit 10.16 to the Registration Statement filed on August 16, 2024)
10.16	First Amendment to Exclusive License Agreement, dated April 18, 2021, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA) (incorporated by reference to Exhibit 10.17 to the Registration Statement filed on August 16, 2024).
10.17	Second Amendment to Exclusive License Agreement, dated October 11, 2022, between Cedars-Sinai Medical Center and Enviro Therapeutics, Inc. (re Sensitization of Tumors to Therapies Through Endoglin Antagonism) (incorporated by reference to Exhibit 10.18 to the Registration Statement filed on August 16, 2024).
10.18	Form of Subscription Agreement for 6% Convertible Notes (incorporated by reference to Exhibit 10.20 to the Registration Statement filed on August 16, 2024).
10.19	Form of 6% Convertible Note (incorporated by reference to Exhibit 10.21 to the Registration Statement filed on August 16, 2024).
10.20	Form of Investor Rights and Lock-Up Agreement for 6% Convertible Notes (incorporated by reference to Exhibit 10.22 to the Registration Statement filed on August 16, 2024).
10.21	Kairos Pharma, Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement filed on August 16, 2024).
10.22	Form of Director Offer Letter (incorporated by reference to Exhibit 10.24 to the Registration Statement filed on August 16, 2024).
10.23	Form of Employment Agreement for John Yu (incorporated by reference to Exhibit 10.25 to the Registration Statement filed on August 16, 2024).
10.24	Form of Employment Agreement with Doug Samuelson (incorporated by reference to Exhibit 10.26 to the Registration Statement filed on August 16, 2024).
10.25	Form of Employment Agreement for Neil Bhowmick (incorporated by reference to Exhibit 10.27 to the Registration Statement filed on August 16, 2024).
10.26	Form of Employment Agreement for Ramachandran Murali (incorporated by reference to Exhibit 10.28 to the Registration Statement filed on August 16, 2024).
10.27	Form of Indemnification Agreement between Kairos Pharma, Ltd. and each of its directors (incorporated by reference to Exhibit 10.29 to the Registration Statement filed on August 16, 2024).
10.28	Conversion Agreement, dated March 7, 2024, between Cedars-Sinai Medical Center, Kairos Pharma, Ltd. and Enviro Therapeutics, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement filed on August 16, 2024).
10.29	Second Amendment to the Exclusive License Agreement to Methods and Use of Compounds that Bind to RelA of NF-kB, dated March 7, 2024, between Kairos Pharma Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.31 to the Registration Statement filed on August 16, 2024).
10.30	Second Amendment to the Exclusive License Agreement to Composition and Methods for Treating Fibrosis with Kairos Pharma Ltd, dated March 7, 2024, between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.32 to the Registration Statement filed on August 16, 2024).

10.31	Second Amendment to the Exclusive License Agreement to Compositions and Methods for Treating Cancer and Autoimmune Diseases, dated March 7, 2024, between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.33 to the Registration Statement filed on August 16, 2024).
10.32	Third Amendment to Exclusive License to Compositions and Methods for Treating Diseases and Conditions by Depletion of Mitochondrial or Genomic DNA, dated March 7, 2024, between Enviro Therapeutics, Inc. and Cedars-Sinai Medical Center(incorporated by reference to Exhibit 10.34 to the Registration Statement filed on August 16, 2024).
10.33	Third Amendment to the Exclusive License Agreement to Sensitization of Tumors to Therapies Through Endoglin Antoganism, dated March 7, 2024, between Enviro Therapeutics, Inc. and Cedars-Sinai Medical Center (incorporated by reference to Exhibit 10.35 to the Registration Statement filed on August 16, 2024).
10.34	Form of Loan Agreement between the Company and Certain Officers (incorporated by reference to Exhibit 10.36 to the Registration Statement filed on August 16, 2024).
10.35	Master Services Agreement, dated August 1, 2024, between Kairos Pharma Limited and Prevail InfoWorks, Inc. (incorporated by reference to Exhibit 10.37 to the Registration Statement filed on August 16, 2024) (1)
10.36	Amendment to Loan Agreement, dated August 16, 2024, between the Company and John S. Yu (incorporated by reference to Exhibit 10.38 to the Registration Statement filed on August 16, 2024).
10.37	Amendment to Loan Agreement, dated August 16, 2024, between the Company and Doug Samuelson (incorporated by reference to Exhibit 10.39 to the Registration Statement filed on August 16, 2024).
10.38	Amendment to Loan Agreement, dated August 16, 2024, between the Company and Neil Bhowmick (incorporated by reference to Exhibit 10.40 to the Registration Statement filed on August 16, 2024).
10.39	Bioassay Services Agreement, dated September 20, 2024, between the Company and PreCheck (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 24, 2024).
10.40	Form of Advertising Services Agreement, dated September 23, 2024, between the Company and CEO.CA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.41	Form of Advisory & Consulting Agreement, dated September 23, 2024, between the Company and Belair Capital Advisors Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.42	Consulting Agreement, dated October 1, 2024, between Kairos Pharma, Ltd, Cross Current Capital LLC and Alan Masley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2024).
10.43	Purchase Agreement, dated November 12, 2024, by and between Kairos Pharma, Ltd. and Helena Global Investment Opportunities I Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.44	Second Conversion Agreement, dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.6 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.45	Third Amendment to Exclusive License Agreement (Cancer Autoimmune), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.7 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.46	Fourth Amendment to Exclusive License Agreement (Depletion of DNA), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center and Enviro Therapeutics, Inc (incorporated by reference to Exhibit 10.8 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.47	Third Amendment to Exclusive License Agreement (Fibrosis), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.9 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.48	Third Amendment to Exclusive License Agreement (RelA of NF-kB), dated November 13, 2024, by and between Kairos Pharma, Ltd. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.10 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.49	Fourth Amendment to Exclusive License Agreement (Sensitization of Solid Tumors), dated November 13, 2024, by and between Enviro Therapeutics Inc. and Cedars-Sinai Medical Center. (incorporated by reference to Exhibit 10.11 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).

10.50	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Doug Samuelson (incorporated by reference to Exhibit 10.12 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.51	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Ramachandran Murali (incorporated by reference to Exhibit 10.13 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.52	Form of the Amendment No.1 to the Employment Agreement by and between Kairos Pharma, Ltd and Dr. Neil Bhowmick (incorporated by reference to Exhibit 10.14 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.53	Form of Amendment No. 1 to Employment Agreement by and between Kairos Pharma, Ltd. and John S. Yu (incorporated by reference to Exhibit 10.15 to the Company’s Quartey Report on Form 10-Q, filed on November 14, 2024).
10.54	Director Offer Letter, dated December 10, 2024, between Kairos Pharma, Ltd. and Rahul Singhvi (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2024).
10.55	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.56	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.57	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 14, 2025).
10.58	Form of Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 17, 2025).
10.59	Placement Agent Agreement, dated January 16, 2025, between Kairos Pharma, Ltd. and Boustead Securities LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 17, 2025).
10.60	Services Agreement, dated June 10, 2025, between Kairos Pharma Ltd and the Company and Barretto Pacific Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 12, 2025).
10.61	Novation Agreement between Kairos Pharma, Ltd., Enviro Therapeutics, Inc. and Cedars-Sinao Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 7, 2025).
10.62	Novation Agreement between Kairos Pharma Ltd, Enviro Therapeutics, Inc. and Tracon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 7, 2025).
10.63	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 15, 2025).
10.64	Novation Agreement, dated October 7, 2025 but effective April 17, 2025, between Kairos Pharma, Ltd, Enviro Therapeutics, Inc. and Tracon Pharmaceuticals, Inc. (incorporated by reference to the Current Report on Form 8-K filed October 7, 2025).
10.65	Novation Agreement, dated October 7, 2025, between Kairos Phrma, Ltd., Enviro Therapeutics, Inc. and Tracon Pharmaceuticals, Inc. (incorporated by reference to the Current Report on Form 8-K filed October 7, 2025).
10.66	Form of Amendment No. 83 to Sales Agreement, dated November 12, 2025, between Kairos Pharma Ltd. and Lonza Sales AG (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 14, 2025).
10.67	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2025).
10.68	Term Sheet, dated March 2, 2026, by and between Kairos Pharma, Ltd. and Celyn Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2026).
10.69	Statement of Work 86 to the Lonza Sales Agreement, dated March 27, 2026, between Kairos Pharma, Ltd. and Lonza Sales AG.*
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed April 29, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on April 29, 2025).
23.1*	Consent of Weinberg and Company, P.A.
23.2*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

Policy for Recovery of Erroneously Awarded Compensation, adopted March 1, 2024 (incorporated by reference to Exhibit 97.1 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed April 29, 2025)

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

KAIROS PHARMA, LTD.

	By:	/s/ John S. Yu
John S. Yu
Chief Executive Officer and Chairman of the Board of Directors
Date: March 31, 2026		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John S. Yu	Chairman of the board of directors,
John S. Yu	Chief Executive Officer	March 31, 2026
(principal executive officer)

/s/ Doug Samuelson	Chief Financial Officer
Doug Samuelson	(principal financial and accounting officer)	March 31, 2026

/s/ Hyun W. Bae	Director
Hyun W. Bae		March 31, 2026

/s/Hansoo Michael Keyoung	Director
Hansoo Michael Keyoung		March 31, 2026

/s/ Rahul Singhvi	Director
Rahul Singhvi		March 31, 2026

