Form 10-Q
period 2026-03-31
Kairos Pharma, LTD.
filed 2026-05-13
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares issued and outstanding of the registrant’s common stock on May 11, 2026 was 21,411,198.

KAIROS PHARMA, LTD.

Kairos Pharma, Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except for share amounts and par value data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,675	$4,491
Vendor advances, net	625	845
Prepaid expenses and other current assets	143	51
Total Current Assets	4,443	5,387

Deferred offering costs	1,279	1,091
Intangible assets, net	22	62
Total Other Assets	1,301	1,153

TOTAL ASSETS	$5,744	$6,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$431	$199
Total Current Liabilities	431	199

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 21,411,198 and 20,821,353 shares issued and outstanding, respectively;	21	21
Additional paid-in capital	21,208	20,582
Accumulated deficit	(15,916)	(14,262)
Total Shareholders’ Equity	5,313	6,341

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,744	$6,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except for share amounts and per share data)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)

Revenues	$-	$-

Operating expenses:
Research and development	684	493
General and administrative	1,006	773
Total operating expenses	1,690	1,266

Loss from operations	(1,690)	(1,266)

Other income:
Interest income	36	4
Total other income	36	4

NET LOSS	$(1,654)	$(1,262)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	21,010,132	15,875,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2025	20,821,353	$21	$20,582	$(14,262)	$6,341

Issuance of common shares sold through the At the Market (ATM) offering, net of offering costs	589,845	-	367	-	367

Fair value of vested restricted stock units	-	-	259	-	259

Net loss for the three months ended March 31, 2026	-	-	-	(1,654)	(1,654)

Balance, March 31, 2026 (unaudited)	21,411,198	$21	$21,208	$(15,916)	$5,313

Balance, December 31, 2024	13,736,597	$14	$13,577	$(8,815)	$4,776

Proceeds from the sale of pre-funded warrants, net of offering costs	-	-	3,056	-	3,056

Issuance of common shares upon the exercise of pre-funded warrants	2,010,000	2	-	-	2

Fair value of common shares to be issued for vendor advance and deferred offering costs	551,000	-	484	-	484

Fair value of vested restricted stock units	78,521	-	76	-	76

Net loss for the three months ended March 31, 2025	-	-	-	(1,262)	(1,262)

Balance, March 31, 2025 (unaudited)	16,376,118	$16	$17,193	$(10,077)	$7,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,654)	$(1,262)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	40	40
Amortization of vendor advances	220	-
Fair value of vested restricted stock units	259	76
Changes in operating assets and liabilities:
Vendor advances	-	636
Prepaid expenses and other current assets	(92)	(17)
Accounts payable and accrued expenses	191	(187)
Net cash used in operating activities	(1,036)	(714)

Cash Flows from Financing Activities
Proceeds from the At the Market (ATM) offering	385	-
Proceeds from the sale and exercise of prefunded warrants	-	3,058
Payment of deferred offering costs	(165)	-
Net cash provided by financing activities	220	3,058

Net increase (decrease) in cash and cash equivalents	(816)	2,344

Cash and cash equivalents, beginning of period	4,491	1,272
Cash and cash equivalents, end of period	$3,675	$3,616

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Common shares issued for deferred offering costs	$-	$328
Common shares issued for vendor advances	$-	$156
Reclassification of deferred offering costs to shareholders’ equity	$18	$-
Accrual of deferred offering costs	$41	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with that report.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $1,654 and used cash in operations of $1,036 during the three months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2026, the Company had cash and short-term investments of $3,675. Until the Company can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current products or any future product candidates. Additionally, although we have the ability to raise funds through our Form S-1 and S-3 registration statements filed in 2025 and 2026, we may not receive some or all of these available proceeds, due to certain factors. The failure to receive all or some of the proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The Company’s cash equivalents consisted of $3,612 and $4,326 in money market funds as of March 31, 2026, and December 31, 2025, respectively. The underlying securities in the money market funds held by the Company are all government backed securities.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during each of the three months ended March 31, 2026 and 2025 was $40, respectively, with an unamortized balance of $22 and $62 at March 31, 2026 and December 31, 2025, respectively.

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets. A long-lived asset that is held and used should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying value, an impairment determination is required. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. No impairment was recorded relating to the Company’s intangible asset during the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	March 31, 2026	March 31, 2025
Warrants to purchase common stock	4,281,038	4,543,188
Restricted stock units	772,605	113,599
Total	5,053,643	4,656,787

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s statement of operations. As of December 31, 2025, the net balance of the of deferred offering costs relating to the Company’s equity line of credit (“ELOC”) offering was $1,091. During the three months ended March 31, 2026, no additional offering costs were incurred and no cost of capital was amortized relating to the ELOC, leaving a net balance of $1,091 at March 31, 2026.

During the three months ended March 31, 2026, $206 of deferred offering costs were incurred relating to the Company’s At the Market (“ATM”) offering (see Notes 4 and 5) and $18 was amortized as cost of capital relating to that offering, leaving a net balance of $188 at March 31, 2026.

Total net deferred offering costs were $1,279 at March 31, 2026 relating to the ELOC and the ATM.

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

Cash equivalents consisted of money market funds at March 31, 2026 and December 31, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software,” which revises the guidance for capitalizing costs related to internal-use software to better reflect modern, iterative and agile development practices. This ASU plans to remove project stage references and instead will focus on a new capitalization criteria: (i) management has authorized and committed to the software project and (ii) project completion probability. This ASU requires companies to evaluate whether significant development uncertainty exists before capitalizing costs and also incorporates website development guidance into Subtopic 350-40. This ASU is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – VENDOR AGREEMENTS

Vendor Advances

The Company has entered into various contracts with service providers pursuant to which the Company pays the vendor an advance at the beginning of the contractual period. These vendor advances could be paid by the Company either in cash or in shares of common stock, depending on the terms of the contract. The advances are reduced by the accumulated value of the services performed by the vendor or are amortized on a straight-line basis over the service period, whichever is shorter. As of December 31, 2025, advances to vendors totaled $845. Amortization expense relating to the vendor advances during the three months ended March 31, 2026 was $220, with an unamortized balance of $625 as of March 31, 2026.

Vendor advances consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Prevail Infoworks (a)	$900	$900
Cross Current Capital (b)	856	856
	1,756	1,756
Less: accumulated amortization	(1,131)	(911)
Vendor advances, net	$625	$845

The remaining unamortized balance of $625 as of March 31, 2026, will be fully amortized during the year ending December 31, 2026.

(a)	Kairos Agreement with Prevail Infoworks, Inc.

On August 1, 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before commencement of services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the $900 advance payment to Prevail in October 2024 and it is included in vendor advances on the accompanying Balance Sheets as of March 31, 2026, and December 31, 2025. The unamortized balance of the advance was $400 as of March 31, 2026.

(b)	Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200 in cash and agreed to issue to the Advisor $500 of restricted shares of the Company’s common stock under the Company’s 2023 Plan. The payment of $200 and the value of the shares, both totaling $856, are included in vendor advances on the accompanying Balance Sheets as of March 31, 2026 and December 31, 2025. The unamortized balance of the advances was $225 at March 31, 2026.

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

At December 31, 2025, the balance of the deferred offering costs relating to Helena was $1,091. During the three months ended March 31, 2026, no funds were raised under the ELOC, and as such, the Company did not amortize any of these costs. As of March 31, 2026, the balance of the deferred offering costs relating to Helena was $1,091, which costs will be amortized and recognized as cost of capital upon further issuances of common stock under the ELOC.

At the Market (ATM) Offering Agreement

In January 2026, the Company filed a shelf registration statement on Form S-3, registering up to $75,000 in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an ATM Agreement (see Note 5). Deferred offering costs incurred relating to the ATM were $206 during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company amortized $18 of these costs, and as of March 31, 2026, the balance of the deferred offering costs relating to the ATM was $188. These costs will be amortized and recognized as cost of capital upon further issuances of common stock under the ATM.

As of March 31, 2026, the total balance of the deferred offering costs was $1,279.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

At the Market (ATM) Offering

In January 2026, the Company filed a shelf registration statement on Form S-3, registering up to $75,000 in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright and Co., LLC (the “Placement Agent”). Under the ATM Agreement, the Placement Agent will be entitled to 3.0% of the gross proceeds of any sales made under the ATM Agreement. As a result of the ATM offering, during the three months ended March 31, 2026, the Company raised gross proceeds of $385 through the sale of 589,845 shares of its common stock. Net proceeds were $367 after the deduction of offering costs.

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

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock compensation to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 1,650,000 shares of common stock were initially reserved for issuance under the 2023 Plan. As of each of March 31, 2026, and December 31, 2025, a total of 877,395 shares remained available for issuance under the 2023 Plan, respectively.

Grant of Restricted Stock Units (RSUs)

The following table summarizes restricted common stock activity during the three months ended March 31, 2026:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	772,605	813	1.05
Granted	—	—	—
Vested	—	(259)	—
Forfeited	—	—	—
Unvested, March 31, 2026	772,605	$554	$1.05

During the three months ended March 31, 2026 and 2025, the Company recorded $259 and $76, respectively, of stock compensation-related expense for the fair value vesting of restricted common stock. As of March 31, 2026, $554 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for the three months ended March 31, 2026:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2025	4,281,038	0.40 - 4.80	1.48
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited/Expired	—	—	—
Balance, March 31, 2026	4,281,038	$0.40 – 4.80	$1.48
Vested and exercisable, March 31, 2026	4,281,038	$0.40 – 4.80	$1.48

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2026:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40 - 0.46	17,850	4.17	$0.46	17,850	4.17	$0.46
1.23 - 2.40	4,154,688	3.77	1.40	4,154,688	3.77	1.40
4.80	108,500	3.50	4.80	108,500	3.50	4.80
$0.40 - 4.80	4,281,038	3.76	$1.48	4,281,038	3.76	$1.48

The intrinsic value for warrant shares outstanding as of March 31, 2026 was $2.

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

As of March 31, 2026, no amounts were due under the Exclusive License Agreements between Cedars and the Company.

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

Agreements with Lonza Sales AG

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

On March 27, 2026, the Company entered into an additional statement of work to the sales agreement with Lonza pursuant to which the Company agreed to pay an additional amount of approximately $2,000, which will also be paid over time as each of the 13 stages of the Lonza Amendment are completed. As of March 31, 2026, Lonza’s testing and preparation of the ENV105 antibody had begun but had yet to be completed and the Company had yet to make any payments to Lonza. Subsequent to March 31, 2026, the Company made a payment of $160 to Lonza under the amended agreement, which amount was accrued as of March 31, 2026 (see Note 8).

Agreement with Celyn Therapeutics, Inc.

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

	Three months ended March 31,
	2026	2025
Revenue	$—	$—

Less:
Research and development, less officer compensation	621	448
Officer compensation and wages	163	101
Insurance	85	105
Stock-based compensation	259	76
Operating expenses	562	536
Other income (expenses)	36	4
NET LOSS	$(1,654)	$(1,262)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Company made a payment of $160 to Lonza under its amended agreement with Lonza (see Note 6).

On May 11, 2026, the Company entered into a Pharmaceutical Development Services Agreement with Brammer Bio MA, LLC (“Patheon”), under which Patheon agrees to transfer and manufacture clinical supply of ENV-105 sterile liquid vials in compliance with applicable regulations and cGMP to support Phase II clinical trials. The agreement also covers related analytical and microbiology methods, stability studies, and regulatory support, and includes customary terms on confidentiality, intellectual property ownership, quality audits, fees and cancellation, term, and termination. The total amount committed by the Company under the agreement is $783.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except for share amounts and per share data)

You should read the following discussion and analysis of our financial condition and results of operations (the “MD&A”) together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our annual report on Form 10-K filed with the Securities Exchange Commission (the “SEC”) on March 31, 2026 (the “2025 Annual Report”).

Special Note Regarding Forward-Looking Statements

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, the “Risk Factor” section in the 2025 Annual Report, and in our other filings with the Securities Exchange Commission (the “SEC”).

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

Since inception, we have incurred significant operating losses. Our net losses were $1,654 and $1,262 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $15,916. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

Recent Developments

At the Market (ATM) Offering

On January 12, 2026, we entered into an ATM Agreement with HCW for the sale, from time to time, up to $4,524,949 shares of our common stock. We registered the common stock offered under the ATM Agreement pursuant to a prospectus supplement filed in conjunction with our shelf registration statement on Form S-3 (SEC File No. 333-292686), which was declared effective on January 23, 2026. Pursuant to the ATM Agreement, HCW is entitled to a placement agent fee of 3.0% of the gross sale price of shares sold under the ATM Agreement.

As a result of the ATM offering, during the three months ended March 31, 2026, the Company raised gross proceeds of $385 through the sale of 589,845 shares of its common stock. Net proceeds were $367 after the deduction of offering costs.

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

Services Agreement with Brammer Bio MA, LLC

On May 11, 2026, the Company entered into a Pharmaceutical Development Services Agreement with Brammer Bio MA, LLC (“Patheon”), under which Patheon agrees to transfer and manufacture clinical supply of ENV-105 sterile liquid vials in compliance with applicable regulations and cGMP to support Phase II clinical trials. The agreement also covers related analytical and microbiology methods, stability studies, and regulatory support, and includes customary terms on confidentiality, intellectual property ownership, quality audits, fees and cancellation, term, and termination. The total amount committed by the Company under the agreement is $783.

Components of Results of Operations

Net Sales

We have not generated any sales to date. No revenue was recorded from any source during the three months ended March 31, 2026 and 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Revenues	$-	$-

Operating expenses:
Research and development	684	493
General and administrative	1,006	773
Total operating expenses	1,690	1,266

Loss from operations	(1,690)	(1,266)
Other income:
Interest income	36	4
Total other income	36	4
Net loss	$(1,654)	$(1,262)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

Research and Development Expenses:	March 31, 2026	March 31, 2025
Clinical trial and related expenses	$684	$493
Total research and development expenses	$684	$493

Research and development expenses were $684 and $493 for the three months ended March 31, 2026 and 2025, respectively. The increase in R&D expenses in the first quarter of 2026 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

General and Administrative Expenses:	March 31, 2026	March 31, 2025
Stock-related expenses	$144	$76
Officer and board compensation and wages	140	56
Patent related expenses	25	22
Legal expenses	73	—
Accounting expenses	68	67
Other professional service expenses and fees	203	38
Insurance expenses	85	105
Vendor advances amortization expense	120	240
Intangible amortization expense	40	40
Other expenses	108	129
Total general and administrative expenses	$1,006	$773

General and administrative expenses were $1,006 and $773 for the three months ended March 31, 2026 and 2025, respectively. Significant changes between periods consisted of the increase in other professional service expenses and fees in 2026, primarily related to being a publicly traded company.

Other Income

Other income was $36 and $4 for the three months ended March 31, 2026 and 2025, respectively. In both periods, other income was interest income earned from our money market account.

Liquidity and Capital Resources

The Company has experienced recurring losses from operations since inception and incurred a net loss of $1,654 and used cash in operations of $1,036 during the three months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2026, the Company had cash and short-term investments of $3,675. Until the Company can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current products or any future product candidates. Additionally, although we have the ability to raise funds through our Form S-1 and S-3 registration statements filed in 2025 and 2026, we may not receive some or all of these available proceeds, due to certain factors. The failure to receive all or some of the proceeds would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the event of an equity financing.

Cash Flows

The table below summarizes our cash flow activities for the three months ended March 31, 2026 and 2025:

	March 31,	March 31,
Net cash provided by (used in):	2026	2025
Operating activities	$(1,036)	$(714)
Investing activities	-	-
Financing activities	220	3,058
Net increase (decrease) in cash and cash equivalents	$(816)	$2,344

Operating Activities

During the three months ended March 31, 2026, we used cash from operating activities of $1,036, compared to $714 used during the three months ended March 31, 2025. During the three months ended March 31, 2026, we incurred a net loss of $1,654 and had non-cash expenses of $519, compared to a net loss of $1,262 and non-cash expenses of $116 during the three months ended March 31, 2025. The primary non-cash expense in the first three months of 2026 was the amortization of vendor advances of $220 and the fair value of vested restricted stock units of $259. The primary non-cash expense in the same period of 2025 was the fair value of vested restricted stock units of $76.

The net change in operating assets and liabilities during the three months ended March 31, 2026 provided cash of $99, compared to $432 provided during the three months ended March 31, 2025. The primary source of cash relating to operating assets and liabilities during the three months ended March 31, 2026, was the increase in accounts payable and accrued expenses. The primary source of cash during the three months ended March 31, 2025, was the decrease in vendor advances.

Financing Activities

During the three months ended March 31, 2026, we provided cash from financing activities of $220, compared to $3,058 provided during the three months ended March 31, 2025. For the three months ended March 31, 2026, cash provided by financing activities consisted of proceeds from our ATM offering of $385. Net cash provided in the same period of 2025 was from net proceeds from the sale and exercise of prefunded warrants of $3,058. Net cash used in the first three months of 2026 consisted of the payment of deferred offering costs of $165.

Contractual Obligations and Commitments

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

As of March 31, 2026, no amounts were due under the Exclusive License Agreements between Cedars and the Company.

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

In addition, on October 1, 2025, the Board approved the Company’s entry into a novation agreement (the “Tracon Novation Agreement”) with Tracon Pharmaceuticals, Inc. (“Tracon”) and Enviro pursuant to which Enviro’s rights and obligations under the license and supply agreement between Tracon, Enviro and Kairos, originally dated May 21, 2021, as amended to date (the “Tracon License Agreement”), were transferred from Enviro to Kairos and Enviro was relieved of any further liabilities or obligations under the license and supply agreement. Under the Tracon License Agreement, Tracon had granted Enviro exclusive access to its TRC105 and CD105 technologies, which Kairos has now assumed pursuant to the Tracon Novation Agreement.

Agreements with Lonza Sales AG

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

On March 27, 2026, the Company entered into an additional statement of work to the sales agreement with Lonza pursuant to which the Company agreed to pay an additional amount of approximately $2,000, which will also be paid over time as each of the 13 stages of the Lonza Amendment are completed. As of March 31, 2026, Lonza’s testing and preparation of the ENV105 antibody had begun but had yet to be completed and the Company had yet to make any payments to Lonza. Subsequent to March 31, 2026, the Company made a payment of $160 to Lonza under the amended agreement.

Agreement with Celyn Therapeutics, Inc.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026 and 2025, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 2 to our audited financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026.

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

Status of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2025, we identified the below material weakness in our internal controls over financial reporting:

●	Due to our size and stage of development, segregation of all conflicting duties is not always possible or economically feasible. As of March 31, 2026, we continue to lack sufficient review procedures and segregation of duties such that proper review had not been performed by someone other than the preparer, including manual journal entries, and that process documentation is lacking for review

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. You should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. As of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 17, 2024. To date, the Company has used all of the net proceeds from the IPO.

There were no unregistered sales of equity securities made by the Company during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the period ended March 31, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024)
10.1*^	Pharmaceutical Development Services Agreement, dated May 11, 2026, between Kairos Pharma, Ltd. and Brammer Bio MA, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

^ Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2026

KAIROS PHARMA, LTD.

By:	/s/ John S. Yu
John S. Yu
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

