Form 10-Q
period 2026-06-30
Kairos Pharma, LTD.
filed 2026-08-12
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares issued and outstanding of the registrant’s common stock on August 12, 2026 was 23,697,683.

KAIROS PHARMA, LTD.

PART I-FINANCIAL INFORMATION

Item 1: Financial Statements.

Kairos Pharma, Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except for share amounts and par value data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,626	$4,491
Vendor advances, net	412	845
Prepaid expenses and other current assets	136	51
Total Current Assets	3,174	5,387

Deferred offering costs	1,282	1,091
Intangible assets, net	-	62
Total Other Assets	1,282	1,153

TOTAL ASSETS	$4,456	$6,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$265	$199
Total Current Liabilities	265	199

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 21,423,300 and 20,821,353 shares issued and outstanding on June 30, 2026 and December 31, 2025, respectively;	21	21
Additional paid-in capital	21,474	20,582
Accumulated deficit	(17,304)	(14,262)
Total Shareholders’ Equity	4,191	6,341

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,456	$6,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share amounts and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	619	496	1,303	989
General and administrative	798	960	1,804	1,733
Total operating expenses	1,417	1,456	3,107	2,722

Loss from operations	(1,417)	(1,456)	(3,107)	(2,722)

Other income:
Interest income	29	34	65	38
Total other income	29	34	65	38

NET LOSS	$(1,388)	$(1,422)	$(3,042)	$(2,684)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.08)	$(0.14)	$(0.16)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	21,420,479	17,213,017	21,207,506	16,307,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2026 (unaudited)	21,411,198	$21	$21,208	$(15,916)	$5,313

Issuance of common shares sold through the At the Market (ATM) offering, net of offering costs	12,102	-	7	-	7

Fair value of vested restricted stock units	-	-	259	-	259

Net loss for the three months ended June 30, 2026	-	-	-	(1,388)	(1,388)

Balance, June 30, 2026 (unaudited)	21,423,300	21	21,474	(17,304)	4,191

Balance, December 31, 2025	20,821,353	$21	$20,582	$(14,262)	$6,341

Issuance of common shares sold through the At the Market (ATM) offering, net of offering costs	601,947	-	374	-	374

Fair value of vested restricted stock units	-	-	518	-	518

Net loss for the six months ended June 30, 2026	-	-	-	(3,042)	(3,042)

Balance, June 30, 2026 (unaudited)	21,423,300	$21	$21,474	$(17,304)	$4,191

Balance, March 31, 2025 (unaudited)	16,376,118	17	17,192	(10,077)	$7,132

Issuance of common shares upon the exercise of pre-funded warrants	490,000	-	-		-

Common shares issued for cash through equity line of credit, net of expenses	510,000	1	209	-	210

Issuance of common shares recorded as a vendor advance	367,647	-	-	-	-

Fair value of vested restricted stock units	-	-	77	-	77

Net loss for the three months ended June 30, 2025	-	-	-	(1,422)	(1,422)

Balance, June 30, 2025 (unaudited)	17,743,765	$18	$17,478	$(11,499)	$5,997

Balance, December 31, 2024	13,736,597	$14	$13,577	$(8,815)	$4,776

Fair value of common shares to be issued for deferred offering costs	384,459	1	327		328

Proceeds from the sale of common shares and pre-funded warrants, net of offering costs	2,500,000	2	3,056		3,058

Common shares issued for cash through equity line of credit, net of expenses	510,000	1	209	-	210

Issuance of common shares recorded as a vendor advance	534,188	-	156	-	156

Fair value of vested restricted stock units	78,521	-	153	-	153

Net loss for the six months ended June 30, 2025	-	-	-	(2,684)	(2,684)

Balance, June 30, 2025 (unaudited)	17,743,765	$18	$17,478	$(11,499)	$5,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,042)	$(2,684)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	62	80
Amortization of vendor advances	433	1,298
Fair value of vested restricted stock units	518	153
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(85)	(50)
Accounts payable and accrued expenses	66	(316)
Net cash used in operating activities	(2,048)	(1,519)

Cash Flows from Financing Activities
Proceeds from the At the Market (ATM) offering	392	-
Proceeds from the sale and exercise of prefunded warrants	-	3,058
Proceeds from the equity line of credit	-	223
Payment of deferred offering costs	(209)	-
Net cash provided by financing activities	183	3,281

Net increase (decrease) in cash and cash equivalents	(1,865)	1,762

Cash and cash equivalents, beginning of period	4,491	1,272
Cash and cash equivalents, end of period	$2,626	$3,034

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Common shares issued for deferred offering costs	$-	$328
Common shares issued for vendor advances	$-	$156
Reclassification of deferred offering costs to shareholders’ equity	$18	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Balance Sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. These financial statements should be read in conjunction with that report.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $3,042 and used cash in operations of $2,048 during the six months ended June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2026, the Company had cash and short-term investments of $2,626. Until the Company can generate sufficient product revenue to finance our cash requirements, which it may never do, it expects to finance future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on its research and development plans, the Company expects that its existing cash balance may not be adequate to fully fund planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this report. The Company based this estimate on assumptions that may prove to be wrong, and it could exhaust available capital resources sooner than expected. In addition, because the design and outcome of anticipated and any future clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of current products or any future product candidates. Additionally, although the Company has the ability to raise funds through its equity line of credit, which is registered on Form S-1 and filed in 2025, and its at-the-market offering, registered on Form S-3 and 2026, the Company may not receive some or all of these available proceeds due to certain factors outside of its control. The failure to receive all or some of the proceeds would result in the Company exhausting available capital resources sooner than expected and will require it to obtain further funding to achieve its business objectives.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, Enviro Therapeutics, Inc. (“Enviro”) which was dissolved in October 2025. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The Company’s cash equivalents consisted of $2,441 and $4,326 in money market funds as of June 30, 2026, and December 31, 2025, respectively. The underlying securities in the money market funds held by the Company are all government backed securities.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during each of the six months ended June 30, 2026 and 2025 was $62 and $80, respectively, with an unamortized balance of $62 at December 31, 2025. There was no unamortized balance at June 30, 2026.

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

For the six months ended June 30, 2026 and 2025, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	June 30, 2026	June 30, 2025
Warrants to purchase common stock	4,281,038	4,088,888
Restricted stock units	772,605	113,599
Total	5,053,643	4,202,487

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s statement of operations. As of December 31, 2025, the net balance of the of deferred offering costs relating to the Company’s equity line of credit (“ELOC”) offering was $1,091. During the six months ended June 30, 2026, no additional offering costs were incurred and no cost of capital was amortized relating to the ELOC, leaving a net balance of $1,091 at June 30, 2026, which will be applied against future equity offerings.

During the six months ended June 30, 2026, $209 of deferred offering costs were incurred relating to the Company’s At the Market (“ATM”) offering (see Notes 4 and 5) and $18 was amortized as cost of capital relating to that offering, leaving a net balance of $191 at June 30, 2026, which will be applied against future equity offerings.

Total net deferred offering costs were $1,282 at June 30, 2026 relating to the ELOC and the ATM.

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

Cash equivalents consisted of money market funds at June 30, 2026 and December 31, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

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

As of December 31, 2025, advances to vendors totaled $845. Amortization expense relating to the vendor advances during the six months ended June 30, 2026 was $433, with an unamortized balance of $412 as of June 30, 2026.

Vendor advances consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Prevail Infoworks (a)	$900	$900
Cross Current Capital (b)	856	856
	1,756	1,756
Less: accumulated amortization	(1,344)	(911)
Vendor advances, net	$412	$845

The remaining unamortized balance of $412 as of June 30, 2026, will be fully amortized during the year ending December 31, 2026.

(a)	Kairos Agreement with Prevail Infoworks, Inc.

On August 1, 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before commencement of services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the $900 advance payment to Prevail in October 2024 and it is included in vendor advances on the accompanying Balance Sheets as of June 30, 2026, and December 31, 2025. The unamortized balance of the advance was $300 as of June 30, 2026.

(b)	Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited to, (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200 in cash and agreed to issue to the Advisor $500 of restricted shares of the Company’s common stock under the Company’s 2023 Plan. The payment of $200 and the value of the shares, both totaling $856, are included in vendor advances on the accompanying Balance Sheets as of June 30, 2026 and December 31, 2025. The unamortized balance of the advances was $112 at June 30, 2026.

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

At December 31, 2025, the balance of the deferred offering costs relating to Helena was $1,091. During the six months ended June 30, 2026, no funds were raised under the ELOC, and as such, the Company did not amortize any of these costs. As of June 30, 2026, the balance of the deferred offering costs relating to Helena was $1,091, which costs will be amortized and recognized as cost of capital upon further issuances of common stock under the ELOC.

At the Market (ATM) Offering Agreement

In January 2026, the Company filed a shelf registration statement on Form S-3, registering up to $75,000 in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an ATM Agreement (see Note 5). Deferred offering costs incurred relating to the ATM were $209 during the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company amortized $18 of these costs, and as of June 30, 2026, the balance of the deferred offering costs relating to the ATM was $191. These costs will be amortized and recognized as cost of capital upon further issuances of common stock under the ATM.

As of June 30, 2026, the total balance of the deferred offering costs was $1,282.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

At the Market (ATM) Offering

As referenced in Note 4 above, in January 2026, in conjunction with the Company’s shelf registration statement on Form S-3, the Company filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright and Co., LLC (the “Placement Agent”). Under the ATM Agreement, the Placement Agent will be entitled to 3.0% of the gross proceeds of any sales made under the ATM Agreement. As a result of the ATM offering, during the six months ended June 30, 2026, the Company raised gross proceeds of $392 through the sale of 601,947 shares of its common stock. Net proceeds were $374 after the amortization of associated deferred offering costs.

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

The pre-funded warrants have an exercise price of $0.001 per share and are immediately exercisable and will expire when exercised in full. The common warrants have an exercise price of $1.40 per share, became exercisable six months from the date of issuance and will expire five and a half years from the issuance date. During the six months ended June 30, 2025, the investor exercised 2,500,000 shares of the pre-funded warrants and as of June 30, 2025, there were no pre-funded shares remaining unexercised.

Common Stock Issued for Cash Upon Exercise of the Company’s Equity Line of Credit (ELOC)

During the three and six months ended June 30, 2025, in connection with the ELOC agreement with Helena, the Company sold 510,000 shares of its common stock to Helena for net proceeds of $210. The shares were issued to Helena during the six months ended June 30, 2025.

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock compensation to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 1,650,000 shares of common stock were initially reserved for issuance under the 2023 Plan. As of December 31, 2025, a total of 877,395 shares remained available for issuance under the 2023 Plan, respectively.

On May 7, 2026, the Company’s Board of Directors approved, and unanimously recommended the Company’s stockholder approve, (i) increasing the number of shares of common stock available for awards under the 2023 Plan by an additional 5,000,000 shares and (ii) adopting an evergreen provision by which the number of reserved shares of common stock available for issuance will automatically increase on January 1, 2027 and on each subsequent January 1 through and including January 1, 2033, in an amount equal to 5% of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or an amount as may be decided by the Board. On June 29, 2026, the Company’s shareholders approved adding these provisions to the 2023 Plan, which were added pursuant to Amendment No. 1 to the 2023 Plan. As of June 30, 2026, a total of 6,650,000 shares of the Company’s common stock were reserved for issuance under the 2023 Plan and a total of 5,877,395 shares remained available for issuance under the 2023 Plan.

Grant of Restricted Stock Units (RSUs)

The following table summarizes restricted common stock activity during the six months ended June 30, 2026:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	772,605	813	1.05
Granted	—	—	—
Vested	—	(518)	—
Forfeited	—	—	—
Unvested, June 30, 2026	772,605	$295	$1.05

During the six months ended June 30, 2026 and 2025, the Company recorded $518 and $153, respectively, of stock compensation-related expense for the fair value vesting of restricted common stock. As of June 30, 2026, $295 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for the six months ended June 30, 2026:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2025	4,281,038	0.40 - 4.80	1.48
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited/Expired	—	—	—
Balance, June 30, 2026	4,281,038	$0.40 – 4.80	$1.48
Vested and exercisable, June 30, 2026	4,281,038	$0.40 – 4.80	$1.48

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2026:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40 - 0.46	17,850	3.92	$0.46	17,850	3.92	$0.46
1.23 - 2.40	4,154,688	3.52	1.40	4,154,688	3.52	1.40
4.80	108,500	3.25	4.80	108,500	3.25	4.80
$0.40 - 4.80	4,281,038	3.51	$1.48	4,281,038	3.51	$1.48

There were no warrant grants during the six months ended June 30, 2026. In addition, there was no intrinsic value for warrant shares outstanding as of June 30, 2026.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Kairos Exclusive License Agreements with Cedars-Sinai Medical Center (Cedars)

The Company is party to four Exclusive License Agreements with Cedars, each of which grants the Company licensing rights with respect to certain patent rights owned by Cedars as follows:

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

As of June 30, 2026, no amounts were due under the Exclusive License Agreements between Cedars and the Company.

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

On March 27, 2026, the Company entered into an additional statement of work to the sales agreement with Lonza pursuant to which the Company agreed to pay an additional amount of approximately $2,000, which will also be paid over time as each of the 13 stages of the Lonza Amendment are completed. As of June 30, 2026, Lonza’s testing and preparation of the ENV105 antibody had begun but had yet to be completed and the Company had yet to make any payments to Lonza. During the six months ended June 30, 2026, the Company made a payment of $193 to Lonza under the amended agreement.

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

Agreement with Celyn Therapeutics, Inc.

On March 2, 2026, the Company entered into a binding term sheet with Celyn Therapeutics, Inc., a privately held biotechnology company (“Celyn”), regarding a proposed asset acquisition of CL-273, an investigational, reversible, wild type sparing pan EGFR small molecule inhibitor being developed by Eilean Therapeutics for EGFR mutant non-small cell lung cancer. Pursuant to the term sheet, the Company will receive 100% of the development, manufacturing, commercialization rights, patent prosecution and patent filing rights worldwide to CL-273 in exchange for upfront payment of 16.5% of the Company’s outstanding capital stock, with such stock to be issued in the form of Common Stock or convertible preferred stock, and milestone payments of (i) $15 million payable at NDA or BLA FDA, with such payment to be made in combination of cash and stock and (ii) 2% royalties from net revenue generated from sales in the U.S. for the life of the intellectual property. As of June 30, 2026, the CL-273 asset acquisition was no longer under negotiation.

Legal Matters

To the Company’s knowledge, it is not currently the subject of any material legal proceeding. In the future, however, the Company may be involved in actual and/or threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and security, other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to our business.

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

	Six months ended June 30,
	2026	2025
Revenue	$—	$—

Less:
Research and development, less officer compensation	1,178	899
Officer compensation and wages	328	200
Insurance	184	203
Stock-based compensation	518	153
Operating expenses	899	1,267
Other income (expenses)	65	38
NET LOSS	$(3,042)	$(2,684)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company raised gross proceeds of $911 through the sale of 2,359,326 shares of its common stock under the ATM Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except for share amounts and per share data)

You should read the following discussion and analysis of our financial condition and results of operations (the “MD&A”) together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our annual report on Form 10-K filed with the Securities Exchange Commission (the “SEC”) on March 31, 2026 (the “2025 Annual Report”). Kairos Pharma, Ltd. may be referred to herein as “Kairos Pharma,” “the Company,” “we,” “us” or “our.”

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

Overview

Kairos Pharma, Ltd. is a clinical-stage biopharmaceutical company advancing therapeutics for cancer patients that are designed to overcome key hurdles in immune suppression and drug resistance.

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

Since inception, we have incurred significant operating losses. Our net losses were $3,042 and $2,684 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $17,304. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

Recent Developments

At the Market (ATM) Offering

In January 2026, we filed a shelf registration statement on Form S-3, registering up to $75,000 in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright and Co., LLC (the “Placement Agent”). Under the ATM Agreement, the Placement Agent will be entitled to 3.0% of the gross proceeds of any sales made under the ATM Agreement. As a result of the ATM offering, during the six months ended June 30, 2026, we raised gross proceeds of $392 through the sale of 601,947 shares of its common stock. Net proceeds were $374 after the deduction of offering costs.

Subsequent to June 30, 2026, the Company raised gross proceeds of $911 through the sale of 2,359,326 shares of its common stock under the ATM.

Services Agreement with Brammer Bio MA, LLC

On May 11, 2026, we entered into a Pharmaceutical Development Services Agreement with Brammer Bio MA, LLC (“Patheon”), under which Patheon agrees to transfer and manufacture clinical supply of ENV-105 sterile liquid vials in compliance with applicable regulations and cGMP to support Phase II clinical trials. The agreement also covers related analytical and microbiology methods, stability studies, and regulatory support, and includes customary terms on confidentiality, intellectual property ownership, quality audits, fees and cancellation, term, and termination. The total amount committed by the Company under the agreement is $783.

Components of Results of Operations

Net Sales

We have not generated any sales to date. No revenue was recorded from any source during the six months ended June 30, 2026 and 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Revenues	$-	$-

Operating expenses:
Research and development	619	496
General and administrative	798	960
Total operating expenses	1,417	1,456

Loss from operations	(1,417)	(1,456)
Other income:
Interest income	29	34
Total other income	29	34
Net loss	$(1,388)	$(1,422)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

Research and Development Expenses:	June 30, 2026	June 30, 2025
Clinical trial and related expenses	$619	$496
Total research and development expenses	$619	$496

Research and development expenses were $619 and $496 for the three months ended June 30, 2026 and 2025, respectively. The increase in R&D expenses in the second quarter of 2026 compared to the second quarter of 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

General and Administrative Expenses:	June 30, 2026	June 30, 2025
Stock-related expenses	$144	$60
Officer and board compensation and wages	141	59
Patent related expenses	18	31
Legal expenses	89	78
Accounting expenses	20	93
Other professional service expenses and fees	109	98
Insurance expenses	99	98
Vendor advances amortization expense	112	265
Intangible amortization expense	22	40
Other expenses	44	138
Total general and administrative expenses	$798	$960

General and administrative expenses were $798 and $960 for the three months ended June 30, 2026 and 2025, respectively. There were no significant changes in expense categories between periods.

Other Income

Other income was $29 and $34 for the three months ended June 30, 2026 and 2025, respectively. In both periods, other income was interest income earned from our money market account.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Revenues	$-	$-

Operating expenses:
Research and development	1,303	989
General and administrative	1,804	1,733
Total operating expenses	3,107	2,722

Loss from operations	(3,107)	(2,722)
Other income:
Interest income	65	38
Total other income	65	38
Net loss	$(3,042)	$(2,684)

Research and Development Expenses

The table below summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

Research and Development Expenses:	June 30, 2026	June 30, 2025
Clinical trial and related expenses	$1,303	$989
Total research and development expenses	$1,303	$989

Research and development (“R&D”) expenses were $1,303 and $989 for the six months ended June 30, 2026 and 2025, respectively. The increase in R&D expenses in the first six months of 2026 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

General and Administrative Expenses:	June 30, 2026	June 30, 2025
Stock-related expenses	$288	$136
Officer and board compensation and wages	281	115
Patent related expenses	43	53
Legal expenses	162	78
Accounting expenses	88	160
Other professional service expenses and fees	312	136
Insurance expenses	184	203
Vendor advances amortization expense	232	505
Intangible amortization expense	62	80
Other expenses	152	267
Total general and administrative expenses	$1,804	$1,733

General and administrative expenses were $1,804 and $1,733 for the six months ended June 30, 2026 and 2025, respectively. Significant changes between periods consisted of the decrease in the amortization of vendor advances in 2026, primarily related to the amount, timing and duration of each advance.

Other Income

Other income was $65 and $38 for the six months ended June 30, 2026 and 2025, respectively. In both periods, other income was interest income earned from our money market account.

Liquidity and Capital Resources

The Company has experienced recurring losses from operations since inception and incurred a net loss of $3,042 and used cash in operations of $2,048 during the six months ended June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2026, the Company had cash and short-term investments of $2,626. Until the Company can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our research and development plans, we expect that our existing cash balance may not enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current products or any future product candidates. Additionally, although we have the ability to raise funds through our Form S-1 (which registers shares for resale under our equity line of credit agreement (“ELOC”) and Form S-3 (which registers shares underlying an at-the-market offering (“ATM Offering”) agreement, which registration statements were filed in 2025 and 2026, respectively, we may not receive some or all of these available proceeds due to certain factors. The failure to receive all or some of the proceeds available under these offerings would exhaust our available capital resources sooner than expected and will require us to obtain further funding to achieve our business objectives.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the event of an equity financing.

Cash Flows

The table below summarizes our cash flow activities for the six months ended June 30, 2026 and 2025:

Net cash provided by (used in):	June 30, 2026	June 30, 2025
Operating activities	$(2,048)	$(1,519)
Investing activities	-	-
Financing activities	183	3,281
Net increase (decrease) in cash and cash equivalents	$(1,865)	$1,762

Operating Activities

During the six months ended June 30, 2026, we used cash from operating activities of $2,048, compared to $1,519 used during the six months ended June 30, 2025. During the six months ended June 30, 2026, we incurred a net loss of $3,042 and had non-cash expenses of $1,013, compared to a net loss of $2,684 and non-cash expenses of $1,531 during the six months ended June 30, 2025. The primary non-cash expense in the first six months of 2026 was the amortization of vendor advances of $433 and the fair value of vested restricted stock units of $518. The primary non-cash expense in the same period of 2025 was the amortization of vendor advances of $1,298 and the fair value of vested restricted stock units of $153.

The net change in operating assets and liabilities during the six months ended June 30, 2026 used cash of $19, compared to $366 used during the six months ended June 30, 2025. The primary use of cash relating to operating assets and liabilities during the six months ended June 30, 2026, was the increase in prepaid expenses. The primary use of cash during the six months ended June 30, 2025, was the decrease in accounts payable and accrued expenses.

Financing Activities

During the six months ended June 30, 2026, we provided cash from financing activities of $183, compared to $3,281 provided during the six months ended June 30, 2025. For the six months ended June 30, 2026, cash provided by financing activities consisted of proceeds from our ATM Offering of $392. Net cash provided in the same period of 2025 was from net proceeds from the sale and exercise of prefunded warrants of $3,058 and proceeds from our ELOC of $223. Net cash used in the first six months of 2026 consisted of the payment of deferred offering costs of $209.

Contractual Obligations and Commitments

Kairos Exclusive License Agreements with Cedars-Sinai Medical Center (Cedars)

We entered into four Exclusive License Agreements with Cedars, each of which grants the Company licensing rights with respect to certain patent rights owned by Cedars as follows:

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

As of June 30, 2026, no amounts were due under the Exclusive License Agreements between Cedars and the Company.

Enviro Therapeutics

On June 2, 2021, our then-wholly owned subsidiary, Enviro, entered into two Exclusive License Agreements with Cedars, which granted Enviro exclusive licensing rights (which include the right to sublicense) with respect to certain patent rights owned by Cedars, as follows:

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

Agreements with Lonza Sales AG

On November 12, 2025, we entered into an amendment (the “Lonza Amendment”) to the sales agreement with Lonza Sales AG (“Lonza”), originally dated February 14, 2008, pursuant to which the Company agreed to purchase and Lonza agreed to testing of standards and the preparation to manufacture ENV105 antibody to be used in the Company’s Phase 2 clinical trial. The Company agreed to pay a total of $1,143 in consideration, which will be paid over time as each of the 13 stages of the Lonza Amendment are completed.

On March 27, 2026, we entered into an additional statement of work to the sales agreement with Lonza pursuant to which the Company agreed to pay an additional amount of approximately $2,000, which will also be paid over time as each of the 13 stages of the Lonza Amendment are completed.

Agreement with Brammer Bio MA, LLC

On May 11, 2026, we entered into a Pharmaceutical Development Services Agreement with Brammer Bio MA, LLC (“Patheon”), under which Patheon agrees to transfer and manufacture clinical supply of ENV-105 sterile liquid vials in compliance with applicable regulations and cGMP to support Phase II clinical trials. The agreement also covers related analytical and microbiology methods, stability studies, and regulatory support, and includes customary terms on confidentiality, intellectual property ownership, quality audits, fees and cancellation, term, and termination. The total amount committed by the Company under the agreement is $783.

Agreement with Celyn Therapeutics, Inc.

On March 2, 2026, we entered into a binding term sheet with Celyn Therapeutics, Inc., a privately held biotechnology company, regarding a proposed asset acquisition of CL-273, an investigational, reversible, wild type sparing pan EGFR small molecule inhibitor being developed by Eilean Therapeutics for EGFR mutant non-small cell lung cancer. Pursuant to the term sheet, the Company will receive 100% of the development, manufacturing, commercialization rights, patent prosecution and patent filing rights worldwide to CL-273 in exchange for upfront payment of 16.5% of the Company’s outstanding capital stock, with such stock to be issued in the form of Common Stock or convertible preferred stock, and milestone payments of (i) $15 million payable at NDA or BLA FDA, with such payment to be made in combination of cash and stock and (ii) 2% royalties from net revenue generated from sales in the U.S. for the life of the intellectual property. As of June 30, 2026, the CL-273 asset acquisition was no longer under negotiation.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2026 and 2025, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 2 to our unaudited financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026.

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

Status of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2025, we identified the below material weakness in our internal controls over financial reporting:

●	Due to our size and stage of development, segregation of all conflicting duties is not always possible or economically feasible. As of June 30, 2026, we continue to lack sufficient review procedures and segregation of duties such that proper review had not been performed by someone other than the preparer, including manual journal entries, and that process documentation is lacking for review.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. You should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. Except as disclosed below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we fail to satisfy the continued listing requirements of NYSE American, our common stock could be delisted, which would severely impact the liquidity and market price of our shares. In addition, NYSE American continually reviews, updates, and proposes changes to its listing standards, which, if approved and implemented, could introduce additional delisting risks for issuers like us.

In order to remain listed on NYSE American, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. In addition to existing requirements, NYSE American may propose and amend its listing rules to seek to impose stricter, accelerated enforcement mechanisms, such as immediate trading suspensions and delisting proceedings for securities failing to meet minimum price thresholds, with limited or no compliance or cure periods. Any final implementation of such stricter rules could subject companies like us to rapid delisting risks. Furthermore, if the NYSE American listing standards are further modified, tightened, or alternatively finalized in the future, we may be unable to satisfy such evolving requirements under any circumstances. The risk of a rapid loss of NYSE American listing, or an actual delisting, could adversely affect investor confidence, the liquidity and trading price of our common stock, and our ability to access the capital markets, and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance regarding our future stock performance or our ability to maintain compliance with NYSE American listing standards as they evolve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities made by the Company during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the period ended June 30, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024)
10.1*	Amendment No. 1 to the Kairos Pharma, Inc. 2023 Equity Incentive Plan, as adopted June 29, 2026
10.2

Agreement for the Support of Investigator / Institution Initiated Research, dated July 16, 2026, between Bayer HealthCare Pharmaceuticals Inc. and Kairos Pharma Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2026).

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

Date: August 12, 2026

KAIROS PHARMA, LTD.

By:	/s/ John S. Yu
John S. Yu
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

