Form 10-Q
period 2026-09-30
Kairos Pharma, LTD.
filed 2026-11-13
CIK 1962011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares issued and outstanding of the registrant’s common stock on November 13, 2026 was 4,685,025.

KAIROS PHARMA, LTD.

PART I-FINANCIAL INFORMATION

Item 1: Financial Statements.

Kairos Pharma, Ltd.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts and par value data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,125	$4,491
Vendor advances, net	200	845
Prepaid expenses and other current assets	25	51
Total Current Assets	3,350	5,387

Deferred offering costs	1,020	1,091
Intangible assets, net	-	62
Total Other Assets	1,020	1,153

TOTAL ASSETS	$4,370	$6,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$495	$199
Total Current Liabilities	495	199

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding, respectively;	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 3,727,426 and 2,974,479 shares issued and outstanding, respectively;	4	3
Additional paid-in capital	23,159	20,600
Accumulated deficit	(19,288)	(14,262)
Total Shareholders’ Equity	3,875	6,341

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,370	$6,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Operations

(in thousands, except for share amounts and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	892	608	2,195	1,597
General and administrative	1,117	827	2,921	2,560
Total operating expenses	2,009	1,435	5,116	4,157

Loss from operations	(2,009)	(1,435)	(5,116)	(4,157)

Other income:
Interest income	25	37	90	75
Total other income	25	37	90	75

NET LOSS	$(1,984)	$(1,398)	$(5,026)	$(4,082)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.59)	$(0.48)	$(1.60)	$(1.62)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	3,349,116	2,886,576	3,140,357	2,517,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2026 (unaudited)	3,060,471	$3	$21,492	$(17,304)	$4,191

Issuance of common shares sold through the At the Market (ATM) offering, net of offering costs	666,955	1	1,408	-	1,409

Fair value of vested restricted stock units	-	-	259	-	259

Net loss for the three months ended September 30, 2026	-	-	-	(1,984)	(1,984)

Balance, September 30, 2026 (unaudited)	3,727,426	4	23,159	(19,288)	3,875

Balance, December 31, 2025	2,974,479	$3	$20,600	$(14,262)	$6,341

Issuance of common shares sold through the At the Market (ATM) offering, net of offering costs	752,947	1	1,782	-	1,783

Fair value of vested restricted stock units	-	-	777	-	777

Net loss for the nine months ended September 30, 2026	-	-	-	(5,026)	(5,026)

Balance, September 30, 2026 (unaudited)	3,727,426	$4	$23,159	$(19,288)	$3,875

Balance, June 30, 2025 (unaudited)	2,534,824	3	17,493	(11,499)	$5,997

Common shares issued for cash through equity line of credit, net of expenses	428,571	-	2,995	-	2,995

Fair value of vested restricted stock units	9,455	-	70	-	70

Issuance of common shares through cashless exercise of stock warrants	1,629	-	-	-	-

Net loss for the three months ended September 30, 2025	-	-	-	(1,398)	(1,398)

Balance, September 30, 2025 (unaudited)	2,974,479	$3	$20,558	$(12,897)	$7,664

Balance, December 31, 2024	1,962,371	$2	$13,589	$(8,815)	$4,776

Fair value of common shares to be issued for deferred offering costs	54,923	-	327	$-	327

Proceeds from the sale of common shares and pre-funded warrants, net of offering costs	357,143	-	3,058	$-	3,058

Common shares issued for cash through equity line of credit, net of expenses	501,429	1	3,204	-	3,205

Issuance of common shares recorded as a vendor advance	76,312	-	157	-	157

Fair value of vested restricted stock units	20,672	-	223	-	223

Issuance of common shares through cashless exercise of stock warrants	1,629	-	-	-	-

Net loss for the nine months ended September 30, 2025	-	-	-	(4,082)	(4,082)

Balance, September 30, 2025 (unaudited)	2,974,479	$3	$20,558	$(12,897)	$7,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kairos Pharma, Ltd.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,026)	$(4,082)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	62	120
Amortization of vendor advances	645	1,958
Fair value of vested restricted stock units	777	223
Loss on impairment of deferred offering costs	193	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26	14
Accounts payable and accrued expenses	296	(590)
Net cash used in operating activities	(3,027)	(2,357)

Cash Flows from Financing Activities
Proceeds from the At the Market (ATM) offering	1,870	-
Proceeds from the sale and exercise of prefunded warrants	-	3,058
Proceeds from the equity line of credit	-	3,602
Payment of deferred offering costs	(209)	-
Net cash provided by financing activities	1,661	6,660

Net increase (decrease) in cash and cash equivalents	(1,366)	4,303

Cash and cash equivalents, beginning of period	4,491	1,272
Cash and cash equivalents, end of period	$3,125	$5,575

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Common shares issued for deferred offering costs	$-	$327
Common shares issued for vendor advances	$-	$157
Reclassification of deferred offering costs to shareholders’ equity	$87	$397

The accompanying notes are an integral part of these condensed consolidated financial statements.

KAIROS PHARMA, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Reverse Stock Split

On August 21, 2026, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-7 shares. The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on September 1, 2026, and the Company’s common stock began trading on The NYSE American Market on a post-split basis under its existing trading symbol. As a result of the Reverse Stock Split, every seven shares of common stock were automatically combined into one share of common stock. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the Reverse Stock Split for all years presented.

The authorized number of shares of common stock was not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Proportionate adjustments for the Reverse Stock Split have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The Reverse Stock Split did not change the par value of the common stock or modify any voting rights or other terms of common stock.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Balance Sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has experienced recurring losses from operations since inception and incurred a net loss of $5,026 and used cash in operations of $3,027 during the nine months ended September 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2026, the Company had cash and cash equivalents of $3,125. Until the Company can generate sufficient product revenue to finance our cash requirements, which it may never do, it expects to finance future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on its research and development plans, the Company expects that its existing cash balance may not be adequate to fully fund planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this report. The Company based this estimate on assumptions that may prove to be wrong, and it could exhaust available capital resources sooner than expected. In addition, because the design and outcome of anticipated and any future clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of current products or any future product candidates. Additionally, although the Company has the ability to raise funds through its equity line of credit, which is registered on Form S-1 and filed in 2025, and its At-the-Market (“ATM”) offering, registered on Form S-3 and filed in 2026, the Company may be unable to receive some or all of these available proceeds due to certain factors outside of its control. The failure to receive all or some of the proceeds would result in the Company exhausting available capital resources sooner than expected and will require it to obtain further funding to achieve its business objectives. Subsequent to September 30, 2026, the Company raised $1,558 through its ATM offering (see Note 8).

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The Company’s cash equivalents consisted of $2,616 and $4,326 in money market funds as of September 30, 2026, and December 31, 2025, respectively. The underlying securities in the money market funds held by the Company are all government backed securities.

Intangible Assets

The Company’s intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, which were determined to be five years, using the straight-line method. The intangible asset consists of a licensing agreement that the Company acquired through its acquisition of Enviro during the year ended December 31, 2021, with an acquisition cost of $800. Amortization expense relating to the intangible asset during each of the nine months ended September 30, 2026 and 2025 was $62 and $120, respectively, with an unamortized balance of $62 at December 31, 2025. There was no unamortized balance at September 30, 2026.

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

For the nine months ended September 30, 2026 and 2025, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. The potentially dilutive securities consisted of the following:

	September 30, 2026	September 30, 2025
Warrants to purchase common stock	611,577	611,577
Restricted stock units	105,986	6,773
Total	717,563	618,350

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

Cash equivalents consisted of money market funds at September 30, 2026 and December 31, 2025. Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

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

As of December 31, 2025, advances to vendors totaled $845. Amortization expense relating to the vendor advances during the nine months ended September 30, 2026 was $645, with an unamortized balance of $200 as of September 30, 2026.

Vendor advances consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Prevail Infoworks (a)	$900	$900
Cross Current Capital (b)	856	856
	1,756	1,756
Less: accumulated amortization	(1,556)	(911)
Vendor advances, net	$200	$845

The remaining unamortized balance of $200 as of September 30, 2026, will be fully amortized during the year ending December 31, 2026.

(a)	Kairos Agreement with Prevail Infoworks, Inc.

On August 1, 2024, the Company entered into a master service and technology agreement with Prevail Infoworks, Inc. (“Prevail”), pursuant to which Prevail agreed to provide certain clinical research services to the Company. As part of the agreement, the Company was required to make an advance payment of $900 to Prevail before commencement of services and, at such time as we notify Prevail to engage their services related to the relevant clinical trial, or six months from the date of the agreement, pay approximately $80 per month during the time Prevail performs clinical research services for the Company’s Phase 2 ENV 105 prostate and Phase 1 ENV 105 lung clinical trials. The agreement with Prevail is subject to cancellation at any time upon 30 days’ written notice to the other party. The Company made the $900 advance payment to Prevail in October 2024 and it is included in vendor advances on the accompanying Balance Sheets as of September 30, 2026, and December 31, 2025. The unamortized balance of the advance was $200 as of September 30, 2026.

(b)	Kairos Agreement with Cross Current Capital LLC

On October 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cross Current Capital LLC, a limited liability company organized under the laws of Puerto Rico (“Cross Current”), and Alan Masley (the “Advisor”), pursuant to which Cross Current agreed to provide certain financial and business consulting services to the Company including, but not limited, to (a) help drafting a public company competitive overview, (b) help preparing and/or reviewing a valuation analysis, (c) help in drafting marketing materials and presentations, (d) reviewing the Company’s business requirements and discuss financing and businesses opportunities, (e) investor marketing, (f) investor relations introductions, (g) legal counsel introductions, (h) auditor introductions, (i) investment banking and research introductions, (j) M&A canvassing and ways to grow the business organically, and (k) stand by capital markets advisory services. For the services rendered thereunder, the Company agreed to pay Cross Current $200 in cash and agreed to issue to the Advisor $656 of restricted shares of the Company’s common stock under the Company’s 2023 Plan. The payment of $200 and the value of the shares, both totaling $856, are included in vendor advances on the accompanying Balance Sheets as of September 30, 2026 and December 31, 2025. There was no remaining balance of the advances at September 30, 2026.

NOTE 4 – DEFERRED OFFERING COSTS

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the Company’s statement of operations. Amortization of the offering costs is based on ratio of cash receipts to the expected total cash receipts over the life of the offering.

Agreement with Helena Global Investment Opportunities

On November 12, 2024, the Company entered into an agreement with Helena Global Investment Opportunities I LTD (“Helena”) pursuant to which the Company will have the right to issue and sell to Helena, from time to time, and Helena shall purchase from the Company, up to $30,000 of the Company’s shares of common stock (the “Equity Line of Credit”). The Equity Line of Credit (“ELOC”) became available to the Company after the Company filed a registration statement on Form S-1 registering the shares issuable under the Equity Line of Credit and such registration statement became effective. In exchange for the Equity Line of Credit, the Company is obligated to issue Helena a certain number of shares of common stock, calculated using $900 divided by the lowest one-day VWAP during the five trading days prior to entry into the agreement. As a result, the Company issued Helena 95,806 shares of its common stock valued at $1,377 on the date of issuance. The Company accounted for the value of the shares issued as deferred offering costs. The shares vested on the date of the agreement, were issued to Helena, and were subject to a “true up” based upon the value of the stock after the company filed and obtained effectiveness of the registration statement registering the ELOC shares for resale.

As of December 31, 2025, the net balance of the of deferred offering costs relating to the Company’s equity line of credit offering was $1,091. During the nine months ended September 30, 2026, no sales of the Company’s common stock were made under the ELOC. As such, the Company revised its estimate of ultimate cash receipts to be received under this offering, which was resulted in an impairment charge of $193 relating to the previously deferred offering costs which amount has been recorded as a finance cost during the period ended September 30, 2026, leaving a net balance of $898 at September 30, 2026, which will be recognized as cost of capital upon further issuances.

At the Market (ATM) Offering Agreement

In January 2026, the Company filed a shelf registration statement on Form S-3, registering up to $75,000 in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an ATM Agreement (see Note 5). During the nine months ended September 30, 2026, $209 of deferred offering costs were incurred relating to the Company’s At the Market (“ATM”) offering which were recorded as deferred offering costs to be amortized as a cost of equity over the receipt of the cash proceeds from the equity sale. During the period ended September 30, 2026, $87 was amortized as cost of capital relating to that offering, leaving a net balance of $122 at September 30, 2026, which will be applied against future equity offerings.

As of September 30, 2026, the net balance of the deferred offering costs was $1,020.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

At the Market (ATM) Offering

In January 2026, the Company filed a shelf registration statement on Form S-3, registering up to $75,000 in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright and Co., LLC (the “Placement Agent”). Under the ATM Agreement, the Placement Agent will be entitled to 3.0% of the gross proceeds of any sales made under the ATM Agreement. As a result of the ATM offering, during the nine months ended September 30, 2026, the Company raised gross proceeds of $1,870 through the sale of 752,947 shares of its common stock. Net proceeds were $1,783 after the amortization of associated deferred offering costs.

Subsequent to September 30, 2026, the Company raised an additional $1,558 of gross proceeds from the ATM (see Note 8).

Common Stock Issued for Cash Upon Closing of the Company’s Private Financing

On January 14, 2025, the Company entered into a securities purchase agreement (“SPA”) and registration rights agreement with an investor for the sale and issuance of 357,143 units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of a pre-funded warrant to purchase one share of common stock, exercisable for $0.001 per share, and a common warrant to purchase one and one half shares of common stock (an aggregate of 535,714), exercisable at $9.80 per share. On January 16, 2025, the Company closed on the sale of the Pre-Funded Units for a total purchase price of $3,500 (or $9.80 per Pre-Funded Unit). Net proceeds received by the Company relating to the financing, and subsequent exercise of prefunded warrants was $3,058.

The pre-funded warrants have an exercise price of $0.001 per share and are immediately exercisable and will expire when exercised in full. The common warrants have an exercise price of $9.80 per share, will be exercisable six months from issuance and will expire five and a half years from the issuance date. During the nine months ended September 30, 2025, the investor exercised 357,143 shares of the pre-funded warrants and as of September 30, 2025, there were no pre-funded shares remaining unexercised.

Common Stock Issued for Cash Upon Exercise of the Company’s Equity Line of Credit (ELOC)

During the nine months ended September 30, 2025, in connection with its ELOC agreement with Helena, the Company sold 501,429 shares of its common stock to Helena for net proceeds of $3,205. The shares were issued to Helena during the nine months ended September 30, 2025.

Adoption of the 2023 Equity Incentive Plan

In July 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may grant incentive stock options to employees, including employees of any parent or subsidiary, and nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock compensation to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As approved, a total of 235,714 shares of common stock were initially reserved for issuance under the 2023 Plan. As of December 31, 2025, a total of 125,342 shares remained available for issuance under the 2023 Plan, respectively.

On May 7, 2026, the Company’s Board of Directors approved, to (i) increase the number of shares of common stock available for awards under the 2023 Plan by an additional 714,286 shares and (ii) adopt an evergreen provision by which the number of reserved shares of common stock available for issuance shall automatically increase on January 1, 2027 and on each subsequent January 1 through and including January 1, 2033, in an amount equal to 5% of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or an amount as may be decided by the Board, and unanimously recommends its approval by our stockholders. On June 29, 2026, the Company’s shareholders approved these provisions to the 2023 Plan. As of September 30, 2026, a total of 950,000 shares of common stock were reserved for issuance under the 2023 Plan and a total of 844,014 shares remained available for issuance under the 2023 Plan.

Grant of Restricted Stock Units (RSUs)

The following table summarizes restricted common stock activity during the nine months ended September 30, 2026:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	110,372	813	7.37
Granted	—	—	—
Vested	(4,386)	(777)	—
Forfeited	—	—	—
Unvested, September 30, 2026	105,986	$36	$0.34

During the nine months ended September 30, 2026 and 2025, the Company recorded $777 and $223, respectively, of stock compensation-related expense for the fair value vesting of restricted common stock. As of September 30, 2026, $36 of unamortized compensation remained.

Stock Warrants

The table below summarizes the Company’s warrant activities for the nine months ended September 30, 2026:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, December 31, 2025	611,577	$2.80 - 33.60	$10.35
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited/Expired	—	—	—
Balance, September 30, 2026	611,577	$2.80 – 33.60	$10.35
Vested and exercisable, September 30, 2026	611,577	$2.80 – 33.60	$10.35

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2026:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.80 - 3.22	2,550	3.67	$3.21	2,550	3.67	$3.21
8.61 - 16.80	593,527	3.27	9.77	593,527	3.27	9.77
33.60	15,500	3.00	33.60	15,500	3.00	33.60
$2.80 - 33.60	611,577	3.26	$10.35	611,577	3.26	$10.35

There were no warrant grants during the nine months ended September 30, 2026. There was no intrinsic value for warrant shares outstanding as of September 30, 2026.

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

As of September 30, 2026, no amounts were due under the Exclusive License Agreements between Cedars and the Company.

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

On March 27, 2026, the Company entered into an additional statement of work to the sales agreement with Lonza pursuant to which the Company agreed to pay an additional amount of approximately $2,000, which will also be paid over time as each of the 13 stages of the Lonza Amendment are completed. As of September 30, 2026, Lonza’s testing and preparation of the ENV105 antibody had begun but had yet to be completed. During the nine months ended September 30, 2026, the Company made payments totaling $560 to Lonza under the amended agreement.

Subsequent to September 30, 2026, the Company restructured its agreement with Lonza (see Note 8), under which the Company will reduce the amount it owes to Lonza to 1,194 GBP, which as of the date of this filing, is approximately $1.6 million. This amount is currently scheduled to be paid in January 2027.

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

Agreement with Celyn Therapeutics, Inc.

On March 2, 2026, the Company entered into a binding term sheet with Celyn Therapeutics, Inc. (“Celyn”), a privately held biotechnology company, regarding a proposed asset acquisition of CL-273, an investigational, reversible, wild type sparing pan EGFR small molecule inhibitor being developed by Eilean Therapeutics for EGFR mutant non-small cell lung cancer. Pursuant to the term sheet, the Company will receive 100% of the development, manufacturing, commercialization rights, patent prosecution and patent filing rights worldwide to CL-273 in exchange for upfront payment of 16.5% of the Company’s outstanding capital stock, with such stock to be issued in the form of Common Stock or convertible preferred stock, and milestone payments of (i) $15,000 payable at NDA or BLA FDA, with such payment to be made in combination of cash and stock and (ii) 2% royalties from net revenue generated from sales in the U.S. for the life of the intellectual property. Closing is subject to satisfactory completion of due diligence and negotiation of a definitive acquisition agreement.

During the nine months ended September 30, 2026, the Company terminated its term sheet agreement with Celyn.

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

	Nine months ended September 30,
	2026	2025
Revenue	$—	$—

Less:
Research and development, less officer compensation	1,914	1,457
Officer compensation and wages	730	311
Insurance	278	300
Stock-based compensation	777	223
Operating expenses	1,417	1,866
Other income	90	75
NET LOSS	$(5,026)	$(4,082)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2026, the Company raised gross proceeds of $1,558 through the sale of 957,599 shares of its common stock through its ATM offering.

Subsequent to September 30, 2026, the Company restructured its agreement with Lonza (see Note 6), under which the Company will reduce the amount it owes to Lonza to 1,194 GBP, which as of the date of this filing, is approximately $1.6 million. This amount is currently scheduled to be paid in January 2027.

On February 4, 2026, the Company and Helena executed an amendment to the Purchase Agreement (the “First Amendment”) pursuant to which the purchase price was altered. On October 26, 2026, the Company and Helena executed a second amendment to the Purchase Agreement (the “Second Amendment”) pursuant to which the applicable pricing period was shortened from three Trading Days to one Trading Day (as such term is defined in the Purchase Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except for share amounts and per share data)

You should read the following discussion and analysis of our financial condition and results of operations (the “MD&A”) together with our unaudited consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”), and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “2025 Annual Report”). Kairos Pharma, Ltd. may be referred to herein as “Kairos Pharma,” “the Company,” “we,” “us” or “our.”

Special Note Regarding Forward-Looking Statements

In addition to historical information, some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and any projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, the “Risk Factors” section in the 2025 Annual Report, and in our other filings with the Securities Exchange Commission (the “SEC”).

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

Since inception, we have incurred significant operating losses. Our net losses were $5,026 and $4,082 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $19,288. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company.

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

Recent Developments

Reverse Stock Split

On August 21, 2026, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock at a ratio of 1-for-7 shares. The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on September 1, 2026, and the Company’s common stock began trading on The NYSE American Market on a post-split basis under its existing trading symbol. As a result of the Reverse Stock Split, every seven shares of common stock were automatically combined into one share of common stock. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the Reverse Stock Split for all years presented.

The authorized number of shares of common stock was not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Proportionate adjustments for the Reverse Stock Split have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The Reverse Stock Split did not change the par value of the common stock or modify any voting rights or other terms of common stock.

At the Market (ATM) Offering

In January 2026, the Company filed a shelf registration statement on Form S-3, registering up to $75,000 in aggregate securities and, in conjunction therewith, filed a prospectus supplement for the sale of up to $4,500 of common stock pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright and Co., LLC (the “Placement Agent”). Under the ATM Agreement, the Placement Agent will be entitled to 3.0% of the gross proceeds of any sales made under the ATM Agreement. As a result of the ATM offering, during the nine months ended September 30, 2026, the Company raised gross proceeds of $1,870 through the sale of 752,947 shares of its common stock. Net proceeds were $1,783 after the amortization of associated deferred offering costs.

Subsequent to September 30, 2026, the Company raised an additional $1,558 of gross proceeds from the ATM.

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

Components of Results of Operations

Net Sales

We have not generated any sales to date. No revenue was recorded from any source during the nine months ended September 30, 2026 and 2025.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Revenues	$-	$-

Operating expenses:
Research and development	892	608
General and administrative	1,117	827
Total operating expenses	2,009	1,435

Loss from operations	(2,009)	(1,435)
Other income:
Interest income	25	37
Total other income	25	37
Net loss	$(1,984)	$(1,398)

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

Research and Development Expenses:	September 30, 2026	September 30, 2025
Clinical trial and related expenses	$892	$608
Total research and development expenses	$892	$608

Research and development expenses were $892 and $608 for the three months ended September 30, 2026 and 2025, respectively. The increase in R&D expenses in the third quarter of 2026 compared to the third quarter of 2025 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025:

General and Administrative Expenses:	September 30, 2026	September 30, 2025
Stock-related expenses	$144	$61
Officer and board compensation and wages	287	57
Patent related expenses	5	17
Legal expenses	155	70
Accounting expenses	35	25
Other professional service expenses and fees	8	77
Insurance expenses	94	97
Vendor advances amortization expense	113	254
Intangible amortization expense	-	40
Other expenses	276	129
Total general and administrative expenses	$1,117	$827

General and administrative expenses were $1,117 and $827 for the three months ended September 30, 2026 and 2025, respectively. There were no significant changes in expense categories between periods.

Other Income (Expense)

Other income was $25 and $37 for the three months ended September 30, 2026 and 2025, respectively. In both periods, other income was interest income earned from our money market account.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Revenues	$-	$-

Operating expenses:
Research and development	2,195	1,597
General and administrative	2,921	2,560
Total operating expenses	5,116	4,157

Loss from operations	(5,116)	(4,157)
Other income (expense):
Interest income	90	75
Total other income (expense)	90	75
Net loss	$(5,026)	$(4,082)

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

Research and Development Expenses:	September 30, 2026	September 30, 2025
Clinical trial and related expenses	$2,195	$1,597
Total research and development expenses	$2,195	$1,597

Research and development expenses were $2,195 and $1,597 for the nine months ended September 30, 2026 and 2025, respectively. The increase in R&D expenses in the first nine months of 2026 primarily related to our Phase 2 trial in prostate cancer beginning in 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

General and Administrative Expenses:	September 30, 2026	September 30, 2025
Stock-related expenses	$432	$197
Officer and board compensation and wages	568	172
Patent related expenses	48	70
Legal expenses	317	148
Accounting expenses	123	185
Other professional service expenses and fees	320	213
Insurance expenses	278	300
Vendor advances amortization expense	345	759
Intangible amortization expense	62	120
Other expenses	428	396
Total general and administrative expenses	$2,921	$2,560

General and administrative expenses were $2,921 and $2,560 for the nine months ended September 30, 2026 and 2025, respectively. Significant changes between periods consisted of the decrease in the amortization of vendor advances in 2026, primarily related to the amount, timing and duration of each advance.

Other Income (Expense)

Other income was $90 and $75 for the nine months ended September 30, 2026 and 2025, respectively. In both periods, other income was interest income earned from our money market account.

Liquidity and Capital Resources

The Company has experienced recurring losses from operations since inception and incurred a net loss of $5,026 and used cash in operations of $3,027 during the nine months ended September 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2026, the Company had cash and short-term investments of $3,125. Until the Company can generate sufficient product revenue to finance our cash requirements, which it may never do, it expects to finance future cash needs through a combination of public or private equity offerings and debt financings, or other capital sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on its research and development plans, the Company expects that its existing cash balance may not be adequate to fully fund planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing of this report. The Company based this estimate on assumptions that may prove to be wrong, and it could exhaust available capital resources sooner than expected. In addition, because the design and outcome of anticipated and any future clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of current products or any future product candidates. Additionally, although the Company has the ability to raise funds through its equity line of credit, which is registered on Form S-1 and filed in 2025, and its At-the-Market (“ATM”) offering, registered on Form S-3 and filed in 2026, the Company may not receive some or all of these available proceeds due to certain factors outside of its control. The failure to receive all or some of the proceeds would result in the Company exhausting available capital resources sooner than expected and will require it to obtain further funding to achieve its business objectives. Subsequent to September 30, 2026, the Company raised $1,558 through its ATM offering.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the event of an equity financing.

Cash Flows

The table below summarizes our cash flow activities for the nine months ended September 30, 2026 and 2025:

	September 30,	September 30,
Net cash provided by (used in):	2026	2025
Operating activities	$(3,027)	$(2,357)
Investing activities	-	-
Financing activities	1,661	6,660
Net increase (decrease) in cash and cash equivalents	$(1,366)	$4,303

Operating Activities

During the nine months ended September 30, 2026, we used cash from operating activities of $3,027, compared to $2,357 used during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we incurred a net loss of $5,026 and had non-cash expenses of $1,677, compared to a net loss of $4,082 and non-cash expenses of $2,301 during the nine months ended September 30, 2025. The primary non-cash expenses in the first nine months of 2026 was the amortization of vendor advances of $645 and the fair value of vested restricted stock units of $777. The primary non-cash expenses in the same period of 2025 was the amortization of vendor advances of $1,958 and the fair value of vested restricted stock units of $223.

The net change in operating assets and liabilities during the nine months ended September 30, 2026 provided cash of $322 compared to $576 used during the nine months ended September 30, 2025. The primary source of cash relating to operating assets and liabilities during the nine months ended September 30, 2026, was the increase in accounts payable and accrued expenses. The primary use of cash during the nine months ended September 30, 2025, was the decrease in accounts payable and accrued expenses.

Financing Activities

During the nine months ended September 30, 2026, financing activities provided cash of $1,661, compared to $6,660 provided during the nine months ended September 30, 2025. For the nine months ended September 30, 2026, cash provided by financing activities consisted of proceeds from our ATM offering of $1,870. Net cash provided in the same period of 2025 was from net proceeds from the sale and exercise of prefunded warrants of $3,058 and proceeds from our ELOC of $3,602. Net cash used in the first nine months of 2026 consisted of the payment of deferred offering costs of $209.

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

As of September 30, 2026, no amounts were due under the Exclusive License Agreements between Cedars and the Company.

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

The term sheet agreement with Celyn was terminated during the nine months ended September 30, 2026.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2026 and 2025, we did not have, and we do not currently have, any off-balance sheet arrangements (as defined under SEC rules).

Recent Accounting Pronouncements

For a description of recently issued accounting standards that may have a material impact on our financial statements or will otherwise apply to our operations, please see Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026.

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

Status of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we identified the below material weakness in our internal controls over financial reporting:

●	Due to our size and stage of development, segregation of all conflicting duties is not always possible or economically feasible. As of September 30, 2026, we continue to lack sufficient review procedures and segregation of duties such that proper review had not been performed by someone other than the preparer, including manual journal entries, and that process documentation is lacking for review.

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

In order to remain listed on NYSE American, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. In addition to existing requirements, NYSE American recently adopted an amendment to Rule 1003(f)(v), which establishes a $0.25 minimum trading price and became effective on July 1, 2027. Under the new rule, if a company’s stock trades below $0.25, it will be subject to the immediate suspension of trading and commencement of delisting procedures with no cure period. The amended Rule 1003(f)(v) or other stricter rules could subject companies like us to rapid delisting risks. Furthermore, if the NYSE American listing standards are further modified or tightened, we may be unable to satisfy such evolving requirements under any circumstances. The risk of a rapid loss of NYSE American listing, or an actual delisting, could adversely affect investor confidence, the liquidity and trading price of our common stock, and our ability to access the capital markets, and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance regarding our future stock performance or our ability to maintain compliance with NYSE American listing standards as they evolve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities made by the Company during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the period ended September 30, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Kairos Pharma, Ltd. filed with the Secretary of State of the State of Delaware, dated May 10, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.2	Bylaws of Kairos Pharma, Ltd. (Delaware) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024).
3.3	Certificate of Amendment to certificate of incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2026).
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on August 16, 2024)
10.1	Amendment No. 1 to the Kairos Pharma, Ltd. 2023 Equity Incentive Plan, as adopted June 29, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2026)
10.2	Agreement for the Support of Investigator / Institution Initiated Research, dated July 16, 2026, between Bayer HealthCare Pharmaceuticals Inc. and Kairos Pharma Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2026).
10.3	First Amendment to Purchase Agreement, dated February 4, 2026, between Kairos Pharma, Ltd. And Helena Global Investment Opportunities I Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 3, 2026).
10.4	Second Amendment to Purchase Agreement, dated October 26, 2026, between Kairos Pharma, Ltd. and Helena Global Investment Opportunities I Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 3, 2026).
10.5	Third Amendment to Purchase Agreement, dated October 29, 2026, between Kairos Pharma, Ltd. and Helena Global Investment Opportunities I Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 3, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2026

KAIROS PHARMA, LTD.

By:	/s/ John S. Yu
John S. Yu
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

